Form 10-Q
period 1995-03-31
MCM CORP
filed 1995-05-15
CIK 275710

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C.


         (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended   March 31, 1995
                                        ------------------

                                       OR

         ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from           to
                                        ----------   ---------

         Commission File Number:  0-8678
                                 -----------------

                             McM Corporation
         ------------------------------------------------------
         (Exact name of registrant as specified in its charter)

       North Carolina                        56-1171691
- - - - - - -------------------------------   --------------------------------
(State or other jurisdiction of   (IRS Employer Identification No.)
 incorporation of organization)

Box 12317, 702 Oberlin Road, Raleigh, North Carolina       27605
- - - - - - ------------------------------------------------------   ---------
     (Address of principal executive office)             (Zip Code)

Registrant's telephone number, including area code   (919) 833-1600
                                                    ---------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
         Yes   X  No
              ---    ---

         At March 31, 1995, 4,675,038 shares of Common Stock of the registrant were outstanding.

INDEX

McM CORPORATION AND SUBSIDIARIES


PART I.     FINANCIAL INFORMATION (Unaudited)

Item 1.     Financial Statements
            Consolidated Balance Sheets -- March 31, 1995 and December 31, 1994

            Consolidated Statements of Income -- Three Months Ended March 31, 1995 and 1994

            Consolidated Statements of Cash Flows -- Three Months Ended March 31, 1995 and 1994

            Notes to Consolidated Financial Statements -- March 31, 1995

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings

Item 2.     Changes in Securities

Item 3.     Default Upon Senior Securities

Item 4.     Submission of Matters to a Vote of Security Holders

Item 5.     Other Information

Item 6.     Exhibits and Reports on Form 8-K


SIGNATURES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
McM CORPORATION AND SUBSIDIARIES
 (Thousands of dollars)

                                                                           March 31,            December 31,
ASSETS                                                                       1995                  1994
                                                                           ---------            ------------
Invested Assets:
  Securities available-for-sale, at fair value:
       Fixed maturities (cost: 1995 - $10,135; 1994 - $10,291)             $ 10,256              $ 10,133
  Fixed maturities held-to-maturity, at amortized cost
      (fair value: 1995 - $38,269; 1994 - $37,370)                           39,189                39,352
  Short-term investments                                                     14,221                17,678
                                                                           --------              --------

                                                                             63,666                67,163

Cash                                                                          4,624                 1,497
Accrued investment income                                                     1,732                 1,016
Premiums receivable                                                           9,221                 8,792
Reinsurance balances recoverable on:
      Paid losses and settlement expenses                                     6,128                 6,134
      Reserves for losses and settlement expenses                            39,231                42,471
      Unearned premiums                                                       4,579                 3,482
Deferred policy acquisition costs                                             2,931                 3,235
Equipment, at cost less accumulated depreciation
    (1995 - $1,233; 1994 - $1,166)                                            1,124                 1,187
Other assets                                                                  2,192                 2,688
                                                                           --------              --------

                                                   TOTAL ASSETS            $135,428              $137,665
                                                                           ========              ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Reserves for losses and settlement expenses                               $75,038               $80,886
  Unearned premiums                                                          14,397                14,811
  Other policyholder funds                                                    7,550                 7,397
  Amounts payable to reinsurers                                                 832                 3,105
  Accrued expenses                                                           16,331                11,059
                                                                           --------              --------

                                              TOTAL LIABILITIES             114,148               117,258
Shareholders' equity:
  Common Stock, par value $1 per share-authorized
    5,000,000 shares, issued and outstanding: 1995
    and 1994 - 4,675,038                                                      4,675                 4,675
  Additional paid-in capital                                                  1,477                 1,477
  Unrealized  appreciation (depreciation) on
      securities available-for-sale                                             121                  (158)
  Retained earnings                                                          15,007                14,413
                                                                           --------              --------

                                     TOTAL SHAREHOLDERS' EQUITY              21,280                20,407
                                                                           --------              --------

                     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $135,428              $137,665
                                                                           ========              ========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
McM CORPORATION AND SUBSIDIARIES
  (Thousands of dollars, except per share data)

                                                           Three Months Ended
                                                                March 31,
                                                           -------------------
                                                            1995       1994
                                                           -------------------
REVENUES
  Premiums earned                                          $16,636    $16,937
  Premiums ceded                                            (6,046)    (6,602)
                                                           -------------------

  Net premiums earned                                       10,590     10,335

  Investment income, less investment expenses:
    $125 and $92 for the three months ended
    March 31, 1995 and 1994                                    896        914
  Other income                                                  35        206
                                                           -------------------

                                   TOTAL REVENUES           11,521     11,455

LOSSES AND EXPENSES
  Losses and settlement expenses                            10,387     12,545
  Losses and settlement expenses ceded                      (3,447)    (5,708)
                                                           -------------------

  Net losses and settlement expenses                         6,940      6,837

  Underwriting, acquisition and administrative expenses      3,987      4,204
                                                           -------------------

                        TOTAL LOSSES AND EXPENSES           10,927     11,041
                                                           -------------------

                                      NET INCOME           $   594    $   414
                                                           ===================


PER SHARE DATA:
  Income  per share                                        $  0.13    $  0.09
                                                           ===================

  Dividends per share declared by McM                      $  0.00    $  0.00
                                                           ===================

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)
MCM CORPORATION AND SUBSIDIARIES
  (Thousands of dollars)

                                                                      Three Months Ended
                                                                           March 31,
                                                                   -----------------------
                                                                     1995            1994
                                                                   -------         -------
OPERATING ACTIVITIES
  Net income                                                       $   594         $   414

  Adjustments to reconcile net income  to net cash used
       by operating activities:
    Policy liabilities                                              (6,109)         (7,212)
    Premiums receivable                                               (429)            978
    Accrued investment income                                         (716)           (364)
    Net receivable from reinsurers                                    (124)         (2,558)
    Amortization of deferred policy acquisition costs                1,705           1,944
    Policy acquisition costs deferred                               (1,401)         (1,598)
    Other                                                            5,878              59
                                                                   -------         -------

                            CASH USED BY OPERATING ACTIVITIES         (602)         (8,337)

INVESTING ACTIVITIES

  Securities available-for-sale:
     Purchases                                                           0          (8,657)
     Maturities                                                        165           1,524
  Securities held-to-maturity:
     Purchases                                                           0          (2,010)
     Maturities                                                        110           3,000
  Purchases of property and equipment                                   (3)            (23)
  Decrease in short-term investments                                 3,457          12,980
                                                                   -------         -------

                            CASH PROVIDED BY INVESTING ACTIVITIES    3,729           6,814
                                                                   -------         -------


                            INCREASE/(DECREASE) IN CASH            $ 3,127         ($1,523)
                                                                   =======         =======

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
McM Corporation and Subsidiaries
March 31, 1995

Note A -- BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. The statements include all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results.

         For further information regarding the significant accounting policies, refer to the consolidated financial statements and footnotes thereto included in McM's annual report on Form 10-K for the year ended December 31, 1994.

NOTE B -- INCOME TAXES

         The income tax provision is based upon the estimated effective tax rate for the year. This rate varies from the normal federal income tax rate of thirty-four percent (34%) because of the utilization of tax return net operating loss carryforwards.

NOTE C -- STOCK OPTION PLAN AND EARNINGS PER SHARE

         Earnings per common share are based on 4,675,038 shares of Common Stock issued and outstanding and exclude the effect of common stock equivalents. Stock options had no effect on the computation of earnings per share.

NOTE D --  CONTINGENCIES

         Litigation:   In the normal course of operations, certain subsidiaries
of the Company have been named as parties to various pending and threatened litigation. While the outcome of some of these matters cannot be estimated with certainty, it is the opinion of management, after consultation with legal counsel, that the resolution of this litigation will not have a material adverse effect on the Company's consolidated financial position.

         Proposition 103: On November 8, 1988, California voters passed Proposition 103. Proposition 103 is an initiative that calls for property and casualty insurers in California, including McM's subsidiary Wilshire Insurance Company, to roll back their rates by 20% for certain California policies issued for the twelve month period beginning November 8, 1988. Court decisions, including that of the United States Supreme Court, have confirmed the enforceability of Proposition 103, but at the same time have recognized the need for companies to earn a fair and reasonable return, thereby prohibiting confiscatory rollbacks. Although Wilshire has not received a rollback order at this time, California's current rollback worksheet calculation, before adjustments or corrections peculiar to Wilshire, produces a result of $6.1 million plus interest. Wilshire firmly believes that this worksheet calculation is based on incomplete and erroneous data. Furthermore, since the total earnings of Wilshire for the period in question were $4.5 million, management believes that the unadjusted calculations are clearly confiscatory and would prevent Wilshire from earning a fair and reasonable rate of return.

         Recently elected California Commissioner of Insurance, Charles Quackenbush, has announced his commitment to work together with companies to resolve all Proposition 103 rollback issues within the first six months of 1995. The Company is in direct contact with the California Department of Insurance, but, because of the preliminary stage of these discussions, the ultimate impact, if any, of Proposition 103 cannot be determined at this time. Inasmuch as management expects no material rollback liability for Wilshire, no amounts have been accrued in the financial statements of the Company relating to Proposition 103.

MANAGEMENT'S DISCUSSION AND ANALYSIS
McM Corporation and Subsidiaries


Review of Operations

         Unaudited results for the three months ended March 31, 1995, show net income of $594,000 or $.13 per share compared to net income of $414,000 or $.09 per share for the same period in 1994. Consolidated gross revenues for the first quarter of 1995 were $11,646,000 compared to $11,547,000 for the first quarter of 1994.

         Shareholders' equity at March 31, 1995, totalled $21,280,000 or $4.55 per share compared to $20,407,000 or $4.37 per share at December 31, 1994. Consolidated assets totalled $135,428,000 at March 31, 1995, compared to $137,665,000 at December 31, 1994.

         Total net premium revenues were $10,590,000 for the first of 1995 compared to $10,335,000 for the same period in 1994, an increase of 2.5%. This increase in premium reflects the Company's plan of moderate growth in premium writings which began in the fourth quarter of 1994.

         The overall loss and settlement expense ratio for the first quarter of 1995 was relatively unchanged, falling approximately one-half of a percentage point from the same period in 1994. The loss overall loss ratios were 65.5% and 66.1% for the first quarters of 1995 and 1994, respectively. Favorable loss development on reserves of prior accident years, related primarily to the Company's assumed and discontinued business, contributed to this improvement. Overall underwriting results for the first quarter of 1995 continue to reflect the favorable trend established in 1994.

         Underwriting, acquisition and administrative expenses for the first three months of 1995 were approximately $200,000 less than for the same period last year. This decrease reflects management's continuing effort to enhance productivity and efficiency in its operations.

Liquidity and Capital Resources

         Consolidated gross investment income totalled $1,021,000 for the first three months of 1995 as compared to $1,006,000 for the same period last year. The declining trend in investment earnings experienced throughout 1994 resulted from a reduction in invested assets and overall investment yields. The improvement in investment earnings for the for quarter of 1995 is attributed primarily to overall improvement in investment yields. Invested assets totalled $63,666,000 at March 31, 1995, compared to $67,163,000 at December 31, 1994. Claim liabilities decreased $5.8 million in the first quarter of 1995 and total liabilities decreased $3.1 million in the same period.

         Consolidated cash used by operating activities was $603,000 for the first three months of 1995 as compared to $8,337,000 during the same period last year. The cash used by operating activities reflects an overall decrease in liabilities of $3.1 million for the first quarter of 1995. Cash and short-term investments held by the Company at March 31, 1995, were approximately $18,845,000 as compared to $19,175,000 at December 31, 1994.

         The Board of Directors did not declare a dividend to shareholders for the first quarter of 1995. The Board will carefully consider the Company's earnings, capital requirements, financial condition, and other relevant factors when determining whether to declare dividends in the future.

McM CORPORATION AND SUBSIDIARIES

PART II

Item 1.          Legal Proceedings.

          1) Reference is hereby made to the Note D of the Consolidated Financial Statements provided in Part I, Item 1 of this Form 10-Q.

                 Exhibit 27 - Financial Data Schedule (for SEC use only)

Items 2 - 6.     Nothing to report.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          McM Corporation
                                     -------------------------
                                           (Registrant)




                                     George E. King
                                     -------------------------
                                     George E. King
                                     President and
                                     Chief Executive Officer
May 12, 1995



                                     Kevin J. Hamm
                                     -------------------------
                                     Kevin J. Hamm
                                     Vice President
                                     and Chief Financial Officer