Form 10-Q
period 1995-09-30
MCM CORP
filed 1995-11-13
CIK 275710

                                  FORM 10-Q


                     SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C.


     (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1995
                                    ---------------------

                                     OR

     ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from          to
                                        --------    --------

         Commission File Number:  0-8678
                                 ---------------

                               McM Corporation
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)


       North Carolina                             56-1171691
-------------------------------        --------------------------------
(State or other jurisdiction of        (IRS Employer Identification No.)
 incorporation of organization)

Box 12317, 702 Oberlin Road, Raleigh, North Carolina       27605
------------------------------------------------------   ---------
     (Address of principal executive office)             (Zip Code)

Registrant's telephone number, including area code   (919) 833-1600
                                                   ----------------

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
        for the past 90 days.     Yes   X       No
                                       ---         ---

        At September 30, 1995, 4,675,038 shares of Common Stock of the registrant were outstanding.

INDEX

McM CORPORATION AND SUBSIDIARIES


PART I.   FINANCIAL INFORMATION (Unaudited)

Item 1.  Financial Statements
         Consolidated Balance Sheets -- September 30, 1995 and
           December 31, 1994

         Consolidated Statements of Income -- Nine Months Ended
         September 30, 1995 and 1994

         Consolidated Statements of Cash Flows -- Nine Months Ended September 30, 1995 and 1994

         Notes to Consolidated Financial Statements -- September 30, 1995

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Default Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
McM CORPORATION AND SUBSIDIARIES
    (Thousands of dollars)

                                                                       September 30,  December 31,
ASSETS                                                                     1995          1994
                                                                       -------------  ------------
Invested Assets:
  Securities available-for-sale, at fair value:
       Fixed maturities (amortized cost: 1995 - $9,147; 1994 - $10,291)    $  9,506     $ 10,133
  Fixed maturities held-to-maturity, at amortized cost
      (fair value: 1995 - $42,026; 1994 - $37,370)                           42,069       39,352
  Short-term investments                                                      7,850       17,678
                                                                           --------     --------
                                                                             59,425       67,163

Cash                                                                          1,310        1,497
Accrued investment income                                                     1,133        1,016
Premiums receivable                                                          12,581        8,792
Reinsurance balances recoverable on:
      Paid losses and settlement expenses                                     8,792        6,134
      Reserves for losses and settlement expenses                            36,671       42,471
      Unearned premiums                                                       5,481        3,482
Deferred policy acquisition costs                                             3,730        3,235
Equipment, at cost less accumulated depreciation
    (1995 - $1,368; 1994 - $1,166)                                              985        1,187
Other assets                                                                  2,322        2,688
                                                                           --------     --------
                                                          TOTAL ASSETS     $132,430     $137,665
                                                                           ========     ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Reserves for losses and settlement expenses                              $ 68,509     $ 80,886
  Unearned premiums                                                          17,994       14,811
  Other policyholder funds                                                    7,363        7,397
  Amounts payable to reinsurers                                               1,117        3,105
  Accrued expenses                                                           14,537       11,059
                                                                           --------     --------
                                                     TOTAL LIABILITIES      109,520      117,258
Shareholders' equity:
  Common Stock, par value $1 per share-authorized 1995 -
    10,000,000 shares ; 1994  -  5,000,000 shares;  issued and
    outstanding 1995 and 1994 - 4,675,038                                     4,675        4,675
  Additional paid-in capital                                                  1,477        1,477
  Unrealized  appreciation (depreciation) on
      securities available-for-sale                                             359         (158)
  Retained earnings                                                          16,399       14,413
                                                                           --------     --------
                                            TOTAL SHAREHOLDERS' EQUITY       22,910       20,407
                                                                           --------     --------
                            TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $132,430     $137,665
                                                                           ========     ========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
McM CORPORATION AND SUBSIDIARIES
  (Thousands of dollars, except per share data)


                                                              Nine Months Ended  Three Months Ended
                                                                September 30       September 30
                                                              -----------------  -------------------
                                                                1995     1994      1995    1994
                                                              -----------------  -------------------
REVENUES
  Premiums earned                                             $ 51,331  $49,783  $17,904  $16,625
  Premiums ceded                                               (18,048) (19,432)  (5,989)  (6,423)
                                                              -----------------  ----------------
  Net premiums earned                                           33,283   30,351   11,915   10,202

  Investment income, less investment expenses:
    $361 and $336 for the nine months ended
    September 30, 1995 and 1994 and $118 and $121 for the
    three months ended September 30, 1995 and 1994               2,644    2,770      857      890
  Realized investment gains                                          0      122        0      103
  Other income                                                     133      349       54       27
                                                              -----------------  ----------------
                                          TOTAL REVENUES        36,060   33,592   12,826   11,222

LOSSES AND EXPENSES
  Losses and settlement expenses                                34,534   37,475   14,607   12,545
  Losses and settlement expenses ceded                         (12,562) (16,401)  (6,758)  (5,291)
                                                              -----------------  ----------------
  Net losses and settlement expenses                            21,972   21,074    7,849    7,254

  Underwriting, acquisition and administrative expenses         12,102   11,362    4,125    3,656
                                                              -----------------  ----------------

                               TOTAL LOSSES AND EXPENSES        34,074   32,436   11,974   10,910
                                                              -----------------  ----------------

                                             NET INCOME       $  1,986  $ 1,156  $   852  $   312
                                                              =================  ================

PER SHARE DATA:
  Income  per share                                           $   0.42  $  0.25  $  0.18  $  0.07
                                                              =================  ================

  Dividends per share declared by McM                         $   0.00  $  0.00  $  0.00  $  0.00
                                                              =================  ================

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)
MCM CORPORATION AND SUBSIDIARIES
   (Thousands of dollars)

                                                                                  Nine Months Ended
                                                                                    September 30,
                                                                                 --------------------
                                                                                    1995      1994
                                                                                  --------  ---------
OPERATING ACTIVITIES
  Net income                                                                       $1,986   $ 1,156

  Adjustments to reconcile net income  to net cash used
       by operating activities:
    Policy liabilities                                                             (9,228)  (11,916)
    Premiums receivable                                                            (3,789)     (870)
    Accrued investment income                                                        (117)     (327)
    Net receivable from reinsurers                                                   (845)     (602)
    Amortization of deferred policy acquisition costs                               4,995     5,463
    Policy acquisition costs deferred                                              (5,490)   (5,176)
    Other                                                                           4,371    (2,014)
                                                                                   ------   -------
                           CASH USED BY OPERATING ACTIVITIES                       (8,117)  (14,286)

INVESTING ACTIVITIES

  Securities available-for-sale:
     Purchases                                                                          0    (3,639)
     Sales                                                                              0     3,987
     Maturities                                                                     1,177     2,260
  Securities held-to-maturity:
     Purchases                                                                     (2,984)  (10,291)
     Maturities                                                                       120     3,000
  Purchases  of property and equipment                                               (211)      (84)
  Decrease in short-term investments                                                9,828    19,628
                                                                                   ------   -------

                           CASH PROVIDED BY INVESTING ACTIVITIES                    7,930    14,861
                                                                                   ------   -------

                                    (DECREASE)/INCREASE IN CASH                     ($187)  $   575
                                                                                   ======   =======

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
McM Corporation and Subsidiaries
September 30, 1995


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

NOTE C -- SHAREHOLDERS' EQUITY

         On May 11, 1995, the shareholders of McM approved an amendment to the Articles of Incorporation of McM increasing the number of authorized Common Shares from 5,000,000 to 10,000,000 and authorized the creation of a new class of 1,000,000 Preferred Shares. The amendment vests in the Board of Directors the authority to issue, at such time as the Board deems appropriate, the 5,000,000 newly authorized Common Shares and to fix by resolution any designations, preferences, relative rights and limitations of the Preferred Shares. At September 30, 1995, and December 31, 1994, there were 4,675,038 Common Shares issued and outstanding. No Preferred Shares had been defined or issued at September 30, 1995.

NOTE D -- STOCK OPTION PLAN AND EARNINGS PER SHARE

         Earnings per common share are based on 4,675,038 shares of Common Stock issued and outstanding and exclude the effect of common stock equivalents. Stock options had no effect on the computation of earnings per share.

NOTE E --  CONTINGENCIES

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

MANAGEMENT'S DISCUSSION AND ANALYSIS
McM Corporation and Subsidiaries


Review of Operations

         Unaudited results for the nine months ended September 30, 1995, show net income of $1,986,000 or $.42 per share compared to net income of $1,156,000 or $.25 per share for the same period in 1994. Consolidated gross revenues for the first nine months of 1995 were $36,421,000 compared to $33,928,000 for the same period of 1994.

         Shareholders' equity at September 30, 1995, totalled $22,910,000 or $4.90 per share compared to $20,407,000 or $4.37 per share at December 31, 1994. Consolidated assets totalled $132,430,000 at September 30, 1995, compared to $137,665,000 at December 31, 1994.

         Total net premium revenues were $33,283,000 for the first nine months of 1995 compared to $30,351,000 for the same period in 1994, an overall increase of approximately 10%. This increase in net premiums is the result of management's plan for continuing growth in premium writings that was established in the fourth quarter of 1994.

         The overall loss and settlement expense ratio for the first nine months of 1995 was 3.4 percentage points less than that of the same period in 1994. Through September 30, 1995, the overall loss and settlement expense ratios were 66% and 69.4% for the first nine months of 1995 and 1994, respectively. Favorable loss development on reserves of prior accident years, related primarily to the Company's assumed and discontinued business, has contributed to this improvement. Favorable underwriting results of ongoing operations for the first nine months of 1995 continued to reflect the trend established in 1994. The loss and settlement expense ratio of 66.9% for ongoing lines of business improved 1.4 percentage points from the 68.3% ratio experienced for the same period last year.

         The ratio of underwriting, acquisition and administrative expenses to earned premium ("the expense ratio") for the first nine months of 1995 was
36.4% compared to 37.4% for the same period in 1994.   This decrease in the
expense ratio reflects management's continuing effort to enhance productivity and efficiency in the Company's operations through increased premium production and cost control.

         Included in consolidated net income for the first nine months of 1995 as a reduction of earned premium is a $500,000 charge relating to the settlement of the Company's California Proposition 103 liability. This settlement was finalized with the California Department of Insurance on July 21, 1995, and includes interest. Offsetting this charge and also included in the first nine months' results for 1995 is a $539,000 favorable arbitration settlement related to the Company's discontinued property and casualty programs.

Liquidity and Capital Resources

         Consolidated gross investment income totalled $3,005,000 for the first nine months of 1995 compared to $3,106,000 for the same period last year. Investment earnings declined throughout 1994 as a result of a reduction in invested assets and lower investment yields. Contributing to the overall decrease in invested assets during 1993 and 1994 were planned reductions in net written premiums, the Company's primary source of short and long-term liquidity, and settlement of claims related to discontinued property and casualty insurance programs. The reduction in net written premium during 1993 and 1994 is a result of management's successful strategy to reduce premium writings in unprofitable markets and to reduce the Company's net writings to surplus ratio. As mentioned previously, the Company is now experiencing planned moderate growth in premium writings. Investment earnings have also improved in the first nine months of 1995 as a result of overall higher investment yields and improved operating cashflows. Invested assets totalled $59.4 million at September 30, 1995, compared to $67.2 million at December 31, 1994. Claim liabilities decreased $12.4 million during the first nine months of 1995 and total liabilities decreased $7.7 million in the same period.

         Cash used by operating activities was $8.1 million for the first nine months of 1995 compared to $14.3 million during the same period last year. The cash used by operating activities reflects an overall decrease in liabilities of $7.7 million for the first nine months of 1995. Cash and short-term investments held by the Company at September 30, 1995, were approximately $9.2 million as compared to $19.2 million at December 31, 1994.

         The Board of Directors did not declare a dividend to shareholders during the first nine months of 1995. The Board will carefully consider the Company's earnings, capital requirements, financial condition and other relevant factors when determining whether to declare dividends in the future.

McM CORPORATION AND SUBSIDIARIES

PART II

Item 1.          Legal Proceedings.

        1) Reference is hereby made to the Note D of the Consolidated Financial Statements provided in Part I,
                 Item 1 of this Form 10-Q.

Items 2 - 6.     Exhibits

                 27 - Financial Data Schedule (for SEC use only).

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          McM Corporation
                                     -------------------------
                                           (Registrant)




                                       GEORGE E. KING
                                     -------------------------
                                     George E. King
                                     President and
                                     Chief Executive Officer
November 9, 1995



                                       KEVIN J. HAMM
                                     -------------------------
                                     Kevin J. Hamm
                                     Vice President
                                     and Chief Financial Officer