Form 10-K
period 1995-12-31
MCM CORP
filed 1996-04-01
CIK 275710

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K


 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  For the Fiscal Year Ended December 31, 1995
                                            ------------------
                                       OR

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

              For the transition period from _ _ _ _ _ to _ _ _ _ _ .

                         Commission File Number: 0-8678
                                                 -------
                                McM Corporation
              -------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         North Carolina                                 56-1171691
- -------------------------------               ---------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

         Box 12317, 702 Oberlin Road, Raleigh, North Carolina     27605
         ----------------------------------------------------   ----------
                (Address of principal executive office)         (Zip Code)

      Registrant's telephone number, including area code    (919) 833-1600
                                                            --------------

          Securities registered pursuant to Section 12(b) of the Act:


                                                          Name of each exchange
Title of each class                                        on which registered
- -------------------                                       ---------------------
     NONE

          Securities registered pursuant to Section 12(g) of the Act:

                   Common Stock, par value - $1.00 per share
                   -----------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past ninety (90) days.

                                  Yes  X    No
                                      ---      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [ ]

           State the aggregate market value of the voting stock held
           ----------------------------------------------------------
           by non-affiliates of the registrant as of March 18, 1995.
           ---------------------------------------------------------
                  Common Stock, $1.00 par value -- $6,277,000

At December 31, 1995, 4,675,038 shares of common stock of the registrant were outstanding.

                      Documents Incorporated by Reference
                      -----------------------------------

Portions of the annual report to shareholders for the year ended December 31, 1995, are incorporated by reference into Parts I, II and IV.

Portions of the annual proxy statement for the year ended December 31, 1995, are incorporated by reference into Part III.

                                     PART I

Item 1. Business

         McM Corporation ("McM" or the "Company") is an insurance holding company conducting its business through insurance and non-insurance subsidiaries. The following schedule identifies the subsidiaries of McM and the abbreviations by which they will be identified in this document.

       Subsidiary                                               Abbreviation
       ----------                                               ------------
PROPERTY AND CASUALTY

  Occidental Fire & Casualty Company
    of North Carolina                                           OF&C
  Wilshire Insurance Company                                    Wilshire

OTHER:

  Equity Holdings, Inc.                                         Equity Holdings


         In connection with, and because it desires to take advantage of, the new "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, McM would like to caution readers regarding certain forward-looking statements in the following discussion and elsewhere in this Form 10-K. While McM believes in the veracity of all statements made herein, forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable by McM are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond McM's control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause its actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, McM.

Item 1.  (a) General Development of the Business

         McM was organized as a North Carolina corporation on May 27, 1977, and subsequently acquired or organized a number of insurance corporations and other subsidiaries. From 1977 to 1991, McM operated as a multi-line holding company with both life and health and property and casualty insurance operations.

         The McMillen Trust, controlling shareholder of McM, owns 66% of the outstanding stock of McM. A petition was filed on behalf of the McMillen Trust in the Chancery Court of Delaware on December 2, 1986, seeking relief from the requirement of the Trust that the Trust own at least 65% of the shares of McM. The Court, on December 10, 1987, determined that the Trust must divest itself of its ownership of the shares of McM and invest the proceeds in a diversified portfolio for the benefit of present and future beneficiaries of the Trust. The Board of Directors of McM and the Trust believed that the interests of all shareholders would be best served by a coordinated sales process by which potential purchasers could be qualified and due diligence reviews scheduled with minimal disruption to ongoing operations. Accordingly, McM engaged an investment banker, PaineWebber Incorporated ("PaineWebber"), to act as financial advisor and agent in connection with any proposed sale or disposition of the McM group of companies, whether in one or more transactions. At that time, the Trust also looked to PaineWebber for assistance in any transaction which might include all of the outstanding McM shares, including those owned by the Trust.

         In 1991, McM decided to discontinue its life and health insurance segment. On October 24, 1991, Occidental Life Insurance Company and Peninsular Life Insurance Company were sold to Pennsylvania Life Insurance Company, a privately held life insurance company domiciled in Pennsylvania. On June 22, 1992, Atlantic Southern Insurance Company was sold to Global Life Assurance Company Limited, a subsidiary of Life of Jamaica Ltd. The sale of Atlantic Southern Insurance Company completed the disposition of the Company's life and health segment.

         On January 29, 1993, McM's Board of Directors announced that it had decided to discontinue efforts to sell the remaining companies in the McM group which included OF&C and Wilshire. The Board's decision was prompted by market and economic conditions as well as other factors which had an adverse affect on the general sale process being conducted by PaineWebber. However, McM's Board announced that PaineWebber would continue to serve the McM group as its financial advisor.

         In April 1993, the Court granted the petition of the Wilmington Trust Company, Trustee of the McMillen Trust, for a clarification of existing orders to make clear, among other things, that the timing and terms of any disposition or sale of the Trust's shares shall be determined in the sound discretion of the Trustee. On September 5, 1995, the Wilmington Trust Company entered into an agreement with PaineWebber whereby PaineWebber is to advise the Trust with respect to any possible sale of the Trust's shares and, in particular, with respect to evaluating and qualifying inquiries and proposals from prospective purchasers of the Trust's shares. However, the ultimate disposition of the shares held by the Trust cannot be determined at the present time.

         Total employees of McM and its subsidiaries numbered 129 at December 31, 1995, all of which are directly employed by the property and casualty subsidiaries.

Item 1.  (b) Financial Information About Industry Segments

         As a result of discontinuing its life and health insurance segment, McM, through its subsidiaries, is engaged only in the marketing and underwriting of property and casualty insurance. Information concerning industry segments, therefore, is no longer applicable.

Item 1.  (c) Narrative Description of Business

PROPERTY AND CASUALTY INSURANCE

         McM's property and casualty insurance business is conducted through two insurance companies, OF&C and Wilshire. The business is concentrated in liability, physical damage and cargo coverages for the trucking transportation industry as well as non-standard private passenger automobile coverages. These insurance policies are generally marketed through general and independent agents who have no authority to alter any terms of the policies.

         The agents who produce business for OF&C and Wilshire are not exclusive agents of the companies and generally have affiliations with other insurance companies which may compete with McM. No single agent or agency accounts for a material amount of premium income to the property and casualty business of McM.

         OF&C is licensed in the District of Columbia and all states other than Connecticut and Hawaii. Certain states have placed restrictions on the amount of premium that OF&C may write in those states. Wilshire is licensed in nineteen states comprised of Arizona, California, Colorado, Hawaii, Idaho, Iowa, Kansas, Minnesota, Montana, Nebraska, Nevada, New Mexico, North Carolina, Ohio, Oregon, South Dakota, Utah, Washington and Wisconsin. Wilshire is also approved, as a non-admitted carrier, to write coverages in the states of Alabama, Florida, Georgia, Illinois, Indiana, Kentucky, Louisiana, Maryland, Minnesota, North Dakota, Oklahoma, Pennsylvania, Texas and Wyoming. A non-admitted carrier may write coverages at rates in excess of the rates approved by the various states, provided that licensed carriers in those states are unwilling to provide coverages at the approved rates. Wilshire's premium writings are not restricted by any state. Also see "Geographic Distribution of Premiums Received."

Competition. The property and casualty insurance business is highly competitive. In most jurisdictions in which McM's property and casualty insurance subsidiaries market their policies, there are numerous large standard lines stock and mutual companies as well as other specialty companies competing for the same business. Many of the companies have greater financial resources, larger marketing organizations and broader diversification of risks than the McM companies. McM believes that the policies, rates, commissions and services of its companies are competitive with other companies writing these types of business.

Regulation. All insurance companies are subject to regulation and supervision by the jurisdictions in which the companies are authorized to transact business. These regulatory bodies have broad administrative powers relating to the standards of solvency which must be met and maintained by insurance companies, minimum capital and surplus requirements, limitations on the investments of capital and surplus, granting and revoking of licenses, licensing of agents, filing and approval of policy forms and rates, maintenance of required reserves, unfair discrimination, form and content of financial statements and other reporting forms, issuance and sale of stock, types of allowable investments, and numerous other matters pertaining to insurance.

         Insurance companies must keep assets equal to the minimum capital required by law plus the accumulated reserves invested in certain classes of investments as specified in the statutes applicable to such companies. In addition, the National Association of Insurance Commissioners ("NAIC") has adopted Risk-Based Capital ("RBC") requirements for property and casualty insurance companies. RBC was developed to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks. The RBC formula serves as an early warning tool for state insurance regulators to help identify, for the purpose of initiating regulatory action, companies which are potentially inadequately capitalized. The capital and surplus for McM's insurance subsidiaries are well in excess of any regulatory action thresholds as defined by the NAIC.

         The reporting practices for McM's property and casualty subsidiaries are prescribed or permitted by state regulatory authorities ("statutory accounting") and may differ from generally accepted accounting principles ("GAAP"). OF&C (which includes Wilshire on a statutory equity basis) reported to insurance regulatory authorities combined statutory accounting capital and surplus of $19.2 million and $16.5 million at December 31, 1995 and 1994, respectively. Combined captial and surplus on a GAAP basis was $24.3 million and $22.0 million at December 31, 1995 and 1994, respectively.

         There are two major reconciling differences between the statutory accounting and GAAP capital and surplus balances of McM's property and casualty subsidiaries. In GAAP accounting, costs which vary with and are primarily related to the production of property and casualty business are deferred to the extent recoverable and are amortized over the lives of the policies in proportion to the recognition of premium earned. Statutory accounting does not permit this deferral methodology and requires property and casualty companies to fully recognize these expenses in the period they were incurred. At December 31, 1995, McM's property and casualty subsidiaries recorded $3.3 million in deferred policy acquisition as an asset on the GAAP balance sheet compared to $3.2 million at December 31, 1994. Statutory accounting also requires property and casualty companies to record as a liability and restriction to capital and surplus the uncollateralized portion of balances receivable from non-admitted reinsurers ("Schedule F Penalty"). The combined Schedule F Penalty recorded by McM's property and casualty subsidiaries totalled $403,000 and $614,000 at December 31, 1995 and 1994, respectively.

         Insurance holding company laws grant additional powers to insurance regulators with respect to acquisitions and control of insurance companies by holding companies and the requirements of disclosure relating to transactions with affiliated companies.

         Each company files a detailed annual report with the insurance department of each state or governmental jurisdiction in which it is licensed to do business. Insurance companies are also subject to periodic examinations by the regulatory bodies. Some of the jurisdictions in which OF&C is licensed to do business have, for various reasons, instituted restrictions or limitations on the amount of business written in that state. These restrictions were imposed years ago when the property and casualty companies were generating substantial losses and experiencing financial difficulties. Generally they involved states in which the Company was not actively writing business nor had intentions to write business. These restrictions have no current effect on liquidity, captial resources or results of operations. In the future, should the Company desire to further expand its market presence into any state with such restrictions, it will then pursue the lifting of such restrictions by providing current financial and operational information as required by individual state regulatory authorities.

         In May 1993, the North Carolina Commissioner of Insurance issued an administrative order superseding any and all other orders then in place. The order required the property and casualty operations to maintain a specified net premiums to surplus ratio and required prior approval of the Commissioner for certain transactions. During 1993, management undertook measures necessary to comply with the conditions of the order. In June 1994, the Commissioner vacated the order.

Reinsurance   As with other property and casualty insurance companies, the McM property and casualty insurance companies reinsure a portion of the insurance they write in order to control their exposure on large individual risks or in the event of catastrophic losses. The companies remain contingently liable on that portion of the risk reinsured should the reinsurer be unable to meet its obligations under the reinsurance agreements. See Note C of the Notes to Consolidated Financial Statements.

         The largest liability exposure insured for any one risk is $2,000,000. Reinsurance is in place to reduce the companies' exposure on premiums earned subsequent to January 1, 1992, to $100,000 per risk. The retention per risk on premiums earned prior to January 1, 1992, generally is $100,000 with the exception of 1991 when the loss retention was $250,000. Premiums payable under certain of the companies' liability reinsurance treaties prior to January 1, 1990, are based in part on actual loss experience. Premiums for the liability treaties subsequent to 1990 are calculated on a flat rate based on policy limits. Separate physical damage (excluding theft and collision) and motor cargo catastrophe reinsurance treaties provide reinsurance on any one catastrophic occurrence. Coverages under these treaties are limited to a maximum of 95% of $3,500,000 in excess of the first $500,000 of losses paid.

         Quota share reinsurance coverages, by which the Company and its reinsurers share risk on a proportionate basis, are also in place for both commercial and private passenger automobile business. The companies cede 5% of the retained commercial auto liability coverages and 40% of private passenger liability and physical damage risks. These quota share arrangements allow the companies to better control premium growth.

         The principal reinsurers of the companies for current business are Zurich Reinsurance, Ltd., Unionamerica Insurance Company, CNA International Reinsurance Company, Ltd., Lloyds Underwriters, AXA Reassurance Company, Hannover Ruckversicherungs, Sphere Drake Insurance, PLC and Terra Nova Insurance Company, Ltd. Reinsurance agreements cover commercial and private passenger automobile liability, physical damage (excluding theft and collision), motor cargo and ancillary coverages. In addition to the reinsurers named above, principal reinsurers of the companies for prior years' reinsurance treaties are Employers Reinsurance Corporation, National Reinsurance Company and Reinsurance Corporation of New York.

Loss Reserves and Loss Adjustment Expenses

         The consolidated financial statements include the estimated liability for unpaid losses and loss adjustment expenses ("LAE") of the property and casualty insurance subsidiaries. The liabilities for losses and LAE are determined using case basis evaluations and statistical projections and represent estimates of the ultimate net cost of all unpaid losses and LAE incurred through December 31 of each year. These estimates give effect to trends in claims severity and other factors which may vary as the liabilities are ultimately settled. The estimates are continually reviewed and, as adjustments to these liabilities become necessary, such adjustments are reflected in current operations.

         The following table provides a reconciliation of beginning and ending liability balances for 1995, 1994 and 1993.

                   RECONCILIATION OF NET LIABILITY FOR LOSSES
                          AND LOSS ADJUSTMENT EXPENSES

                                                      1995             1994              1993
                                                    --------         --------         ---------
                                                             (Thousands of Dollars)
GAAP
Property and Casualty reserves:
  Net reserves at beginning of year                 $ 38,415         $ 51,625         $  59,580
  Net incurred losses and LAE
   Provision for insured events of
    the current year                                  31,282           29,106            37,196
   (Decrease) increase in provision
    for insured events of prior years                   (248)              18             1,269
                                                    --------         --------         ---------
                                                      31,034           29,124            38,465
Payments for:
  Losses and LAE attributable to
   insured events of the current year                 18,113           15,307            17,920

  Losses and LAE attributable to
   insured events of prior years                      21,339           27,027            28,500
                                                    --------         --------         ---------
                                                      39,452           42,334            46,420
                                                    --------         --------         ---------
Net reserves at end of year                           29,997           38,415            51,625

Reinsurance receivable on unpaid
  losses and LAE at end of current year               36,155           42,471            48,752
                                                    --------         --------         ---------
Gross reserves for losses and LAE                   $ 66,152         $ 80,886         $ 100,377
                                                    ========         ========         ==========

         The reconciliation above shows that a $248,000 redundancy in the December 31, 1994, reserve emerged in 1995. McM's reserves for losses and LAE, net of reinsurance recoverables, at December 31, 1993, were increased in 1994 by $18,000 for claims that had occurred on or prior to December 31, 1993.
McM's reserves for losses and LAE, net of reinsurance recoverables, at December 31, 1992, were increased in 1993 by $1,269,000 for claims that had occurred on or prior to December 31, 1992. This claims development results primarily from reserves for the commercial auto liability line of business which experienced adverse development of approximately $830,000 in 1993, most of which was attributed to the 1990 accident year. Reserves for the private passenger auto liability line of business at December 31, 1992, also experienced adverse development during 1993 of approximately $577,000. An additional $411,000 of unfavorable development is related to participation in involuntary pools and other residual market mechanisms in which OF&C and Wilshire are required to participate by the various states in which the companies write insurance. Favorable reserve development of $549,000 was experienced during 1993 in other miscellaneous lines of business, most of which was related to auto physical damage coverages.

         The anticipated effect of inflation is implicitly considered when estimating liabilities for losses and LAE. While anticipated cost increases due to inflation are considered in estimating the ultimate claim costs, the increase in average severity of claims is caused by a number of factors that vary with the individual type of policy written. Future average severity is projected based on historical trends adjusted for anticipated changes in these trends and general economic conditions. These anticipated trends are monitored based on actual development and are modified as necessary.

         The liability for losses and LAE of $66,152,000 reported in the accompanying financial statements in accordance with generally accepted accounting principles (GAAP) is reported on a gross basis, i.e., without reduction for reinsurance, and differs from that reported in the annual statements filed with state insurance departments in accordance with statutory accounting practices (SAP), which are reported net of reinsurance. See Note A of the accompanying 1995 financial statements.

                     ANALYSIS OF LOSS AND LOSS ADJUSTMENT
                             EXPENSE DEVELOPMENT
               NET OF REINSURANCE WITH SUPPLEMENTAL GROSS DATA


(Thousands of dollars)


YEAR ENDED                    1985     1986      1987      1988    1989     1990      1991      1992      1993     1994     1995
- ----------                  -------  --------  --------  -------  -------  -------   -------   -------   -------  -------  -------
Liability for Unpaid
  Claims and Claim
  Adjustment Expense        $55,502  $100,942  $103,115  $96,308  $78,120  $64,002   $64,304   $59,580   $51,625  $38,415  $29,997

Paid (Cumulative) as of:

  One year later            $11,068  $ 48,008  $ 45,676  $48,461  $42,731  $41,726   $29,635   $28,500   $27,034  $21,338       $0
  Two years later            37,166    76,162    75,454   72,353   63,893   47,833    44,905    44,659    39,119
  Three years later          53,570    96,646    90,546   84,912   67,649   56,343    54,980    51,326
  Four years later           65,497   105,561    99,200   87,368   72,305   61,006    58,364
  Five years later           71,059   109,964   101,072   90,495   75,568   62,341
  Six years later            74,502   110,513   103,242   93,146   76,350
  Seven years later          75,351   112,133   105,555   93,769
  Eight years later          76,773   114,270   105,791
  Nine years later           78,825   114,405
  Ten years later            78,872

Liability Reestimated as of:

  One year later            $70,706  $112,928  $108,844  $97,562  $77,625  $68,679   $64,175   $60,849   $51,643  $38,167       $0
  Two years later            80,254   118,303   109,955   95,362   78,970   66,266    64,686    59,881    50,184
  Three years later          81,855   118,933   108,203   96,354   79,861   67,429    64,167    58,563
  Four years later           82,151   117,628   109,058   96,874   80,345   67,540    63,204
  Five years later           81,468   118,120   109,164   97,453   80,695   66,357
  Six years later            82,218   117,622   109,198   97,619   79,909
  Seven years later          82,009   117,739   109,415   97,251
  Eight years later          82,115   118,238   109,226
  Nine years later           82,599   117,618
  Ten years later            82,051
                            -------  --------  --------  -------  -------  -------   -------   -------   -------  -------  -------
Cumulative Deficiency
    (Redundancy)           $ 26,549  $ 16,676  $  6,111  $   943  $ 1,789  $ 2,355   ($1,100)  ($1,017)  ($1,441)   ($248)      $0
                           ========  ========  ========  =======  =======  =======   =======   =======   =======  =======  =======

Gross Data at End of Year
- -------------------------
Gross Liability                                                                                                   $80,886  $66,152
Reinsurance Recoverable                                                                                            42,471   36,155
                                                                                                                  -------  -------
Net Liability                                                                                                     $38,415  $29,997
                                                                                                                  =======  =======
Reestimation of Gross Data
As of Latest Balance Sheet Date
Gross Liability                                                                                                   $81,546
Reinsurance Recoverable                                                                                            43,379
                                                                                                                  -------
Net Liability                                                                                                     $38,167
                                                                                                                  =======
Gross Cumulative Deficiency                                                                                       $   660
                                                                                                                  =======

         The table above presents the development of balance sheet liabilities for 1985 through 1995. The top line of the table shows the estimated liability for unpaid losses and LAE recorded at the balance sheet date for each of the indicated years. This liability represents the estimated amount of losses and LAE for claims arising in all prior years that are unpaid at the balance sheet date, including losses that had been incurred but not yet reported to the Company. The lower portion of the table shows the re-estimated amount of the previously recorded liability based on experience as of the end of each succeeding year. The estimate is increased or decreased as more information becomes known about the frequency and severity of claims for individual years.

         The deficiency/(redundancy) represents the aggregate change in the estimates over all prior years. For example, through 1995, the 1987 liability has developed a $6,111,000 deficiency which has been recognized in operations over the eight year period. The effects on income of the past three years of changes in estimates of the liabilities for losses and LAE is shown in the preceding table, "Reconciliation of Net Liability for Losses and Loss Adjustment Expenses".

         The upper section of the table, "Analysis of Loss and Loss Adjustment Expense Development", shows the cumulative amount paid with respect to the previously recorded liability as of the end of each succeeding year. For example, as of December 31, 1995, the Company paid $78,872,000 of the current re-estimated reserve for losses and loss adjustment expenses at December 31, 1985, of $82,051,000. Thus an estimated $3,179,000 of losses incurred through 1985 remain unpaid as of the current financial statement date.

         In evaluating this information, it should be noted that each amount includes the effects of all changes in amounts for prior periods. For example, the amount of the deficiency related to losses settled in 1987, but incurred in 1985, will be included in cumulative redundancy (deficiency) amount for years 1985 and 1986. This table does not present accident or policy year development data. Conditions and trends that have affected development of the liability in the past may not necessarily occur in the future. In addition, the Company has entered into numerous reinsurance commutations and assumption transactions, as discussed below, which are included in the information presented. Accordingly, it may not be appropriate to extrapolate future deficiencies or redundancies based on this table.

         On March 5, 1987, the Company entered into a commutation agreement with Omaha Indemnity Company (OIC), a subsidiary of Mutual of Omaha, whereby OIC remitted $26 million of cash to the Company in satisfaction of all liabilities due under various reinsurance treaties. Of this amount, $5.5 million reimbursed existing paid loss recoverables leaving $20.5 million available to cover future loss payments on the commuted block of reserves. Based on a review of the commuted reserves by the

Company's actuary and by an independent actuarial consulting firm, the projected ultimate value of commuted reserves and paid loss recoverables exceeded the commutation proceeds by $5.5 million. This transaction was recorded in the 1986 consolidated GAAP financial statements, and is reflected in the loss development schedule as additional adverse reserve development of approximately $5.3 million relating to year-end reserves for 1985, as of December 31, 1986. Loss and loss adjustment expense reserves related to this block of business and recorded at December 31, 1995, are not significant.

         During 1985 McM entered into a commutation agreement with Universal Reinsurance Corporation and Northwestern National Insurance Company, whereby they remitted $15.5 million of cash to McM's property and casualty subsidiaries in satisfaction of all liabilities due under the various reinsurance treaties. This cash settlement was supplemented by $1 million in development recorded during 1986. An additional $1.7 million in development was recorded during 1987. The Company has experienced no significant development on this business since 1987 and remaining loss and loss adjustment expense reserves at December 31, 1995, are not significant.

         Additionally, the Company experienced adverse development of $1.2 million during 1987 on reserves commuted with several other reinsurers. No significant development has been experienced on these reserves since 1987.

         Effective December 31, 1985, OF&C assumed the liabilities on business previously written by Peninsular Fire Insurance Company ("PFICO"), a former subsidiary of McM. The coverages, which were primarily workers' compensation and commercial multi-peril, are being run off and no new coverages have been underwritten. Development on the PFICO reserves was $2.5 million in 1985, $3.1 million in 1986, $3.9 million in 1987, and $3.1 million in 1988. Adverse development since 1988 has not been significant.

         The information below the table is a reconciliation of the data in the table, which is reported net of reinsurance, to the reserves in the balance sheet which are stated gross of reinsurance. The lower portion of the exhibit is a reestimation of the prior year's gross reserves as of December 31, 1995. The reestimation is compared to the prior year estimate of gross reserves to calculate the gross development of the prior year balance sheet reserves.

                  Geographic Distribution of Premiums Received

         The following is a summary of property and casualty premiums written in 1995 by geographic location. States accounting for less than five percent (5%) of premiums are combined in "Other".

            STATE                            PERCENT
            -----                            -------
            Alabama                             6%
            California                         37
            Florida                             7
            Nevada                              9
            Ohio                                7
            Utah                                5
            Other                              29
                                              ---
                                              100%


Item 1.  (d)     Financial Information About Foreign and Domestic Operations
                 and Export Sales

         The information called for under this item does not apply.

Item 2.          Properties

         McM and its subsidiaries lease home office properties in various locations. The major locations are set forth in the following table:

                                  Square       Book          Annual
                                  Footage      Value          Rent
                                  -------    ---------      ---------
Raleigh, North Carolina
  OF&C                             23,643    Not Owned      $ 427,120
  Wilshire
  McM

Lancaster, California
  Wilshire                          8,322    Not Owned      $ 125,595

Scottsdale, Arizona
  OF&C                              6,528    Not Owned      $  97,920


Item 3.          Legal Proceedings

         The information called for under this item does not apply.

Item 4.          Submission of Matters to a Vote of Security Holders

         There were no matters submitted to a vote of security holders during the fourth quarter of 1995.

Item 5.          Market for the Registrant's Common Equity and Related
                 Stockholder Matters

         The market information and related stockholder matters are incorporated by reference from the Annual Report to Shareholders for the year ended December 31, 1995. This information is included on page 1 of the Annual Report to Shareholders and is on page 33 of this report.

Item 6.          Selected Financial Data

         The selected financial data is incorporated by reference from page 1 of the Annual Report to Shareholders for the year ended December 31, 1995. See page 33 of this report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Management's discussion is incorporated by reference from pages 5 through 7 of the Annual Report to Shareholders for the year ended December 31, 1995. See pages 39 through 45 of this report.

Item 8.          Financial Statements and Supplementary Data

         The consolidated financial statements of McM Corporation and subsidiaries and the report of independent auditors filed in response to Item 8 are incorporated by reference from the Annual Report to Shareholders beginning on page 8. See page 46 of this report.

         A summary of the quarterly results of operations for the years ended December 31, 1995, and December 31, 1994, is incorporated by reference from the Annual Report to Shareholders on page 20. See page 69 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         The information called for under this item does not apply.

                                    PART III

Item 10.         Directors and Executive Officers of the Registrant

         The information called for is incorporated by reference and will be filed with the Commission with the definitive proxy statement within the required 120-day period.

Item 11.         Executive Compensation

         The information called for is incorporated by reference and will be filed with the Commission with the definitive proxy statement within the required 120-day period.

Item 12.         Security Ownership of Certain Beneficial Owners and Management

         The information called for is incorporated by reference and will be filed with the Commission with the definitive proxy statement within the required 120-day period.

Item 13.         Certain Relationships and Related Transactions

         The information called for is incorporated by reference and will be filed with the Commission with the definitive proxy statement within the required 120-day period.

                                    PART IV

Item 14.         Exhibits, Financial Statement Schedules, and Reports on Form
                 8-K

                                                                                       Page
                                                                                       ----
(a)      The following documents are filed as a part of this report.

         1. Financial Statements--The financial statements required by this item are incorporated byreference from the Annual Report to Shareholders. The following consolidated financial statements of McM and subsidiaries are filed in response to
                 Item 8:

                 Consolidated Balance Sheets - December 31, 1995 and 1994.              46

                 Consolidated Statements of Operations - Years Ended December
                 31, 1995, 1994 and 1993.                                               47

                 Consolidated Statements of Shareholders' Equity Years Ended
                 December 31, 1995, 1994 and 1993.                                      48

                 Consolidated Statements of Cash Flows - Years Ended December
                 31, 1995, 1994 and 1993.                                               49

                 Notes to Consolidated Financial Statements                             50

                 Report of Independent Auditors                                         68

         2. Financial Statement Schedules--The following schedules are filed in accordance with the requirements of Article 7 of Regulation S-X:

                 Schedule 1 -     Summary of Investments - Other than                   22
                                  Investments in Related Parties (In
                                  compliance with Schedule I of Rule 7-05):

                 Schedule 2 -     Condensed Financial Information of Registrant         23
                                  (In compliance with Schedule II of Rule 7-05):

                 Schedule 3 -     Reinsurance (In compliance with Schedule IV           27
                                  of Rule 7-05):

                 Schedule 4 -     Valuation and Qualifying Accounts (In                 28
                                  compliance with Schedule V of Rule 7-05):

                                                                                       Page
                                                                                       ----
                 Schedule 5 -     Supplemental Information for Property &               29
                                  Casualty Insurance Underwriters (In
                                  compliance with Schedule IV of Rule 7-05):

                                  All other schedules to the consolidated
                                  financial statements required by Article 5 or 7 of Regulation S-X are not applicable and, therefore, have been omitted.

         3. The following exhibits are included in accordance with the requirements of Item 601 of Regulation S-K.


                 Exhibit (3): a)  Amended Articles of Incorporation are
                                  attached.                                             84

                           b)  Amended By-laws of McM Corporation are attached.         72

                 Exhibit (9): McMillen Trust Agreement is incorporated by reference from Form 10, dated April 24, 1978.

                 Exhibit (10):  Material contracts:
                  a)      The 1986 Stock Option Plan (as amended) is incorporated
                          by reference from the December 31, 1994 Form 10K
                  b)      The Phantom Stock Plan is incorporated by reference
                          from the December 31, 1994 Form 10K
                  c)      Employment and retention bonus contracts for certain
                          executive officers are incorporated by reference from
                          the December 31, 1989, 1992, 1993 and 1994 Forms 10K
                  d)      The Key Executive Incentive Compensation Plan is incorporated by reference from the December 31, 1994 Form 10K
                  e)      The Equity Appreciation Rights Plan is incorporated
                          by reference from the 1993 Proxy Statement

                 Exhibit (13):  Annual Report to Shareholders for year ended            31
                December 31, 1995.

                 Exhibit (21):  Subsidiaries of the Registrant.                         88

                 Exhibit (23):  Consent of Independent Auditors.                        21

                 Exhibit (29):  Information from reports furnished to state              P
                 insurance regulatory authorities.


(b) There were no reports on Form 8-K filed by McM during the last quarter of the period covered by this report.

(c) Exhibits--The response to this portion of Item 14 is submitted as a separate section of this report beginning on page 31.

(d) Financial Statement Schedules--The response to this portion of Item 14 is submitted as a separate section of this report beginning on page 20.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.



         McM CORPORATION                   By:  GEORGE E. KING
          (Registrant)                        ---------------------------------
                                                George E. King, President


                                           Date:   MARCH 28, 1996
                                                --------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



GEORGE E. KING          3/28/96              MICHAEL E. DIGREGORIO     3/28/96
- ----------------------------------         -------------------------------------
George E. King, President                    Michael A. DiGregorio
Chief Executive Officer                      Director
 and Director



STEPHEN L. STEPHANO     3/28/96              LAURENCE R. LEE, JR.      3/28/96
- ----------------------------------         -------------------------------------
Stephen L. Stephano                          Laurence F. Lee, Jr.
Executive Vice President                     Director
Chief Operating Officer
 and Director



KEVIN J. HAMM           3/28/96              LAURENCE R. LEE III       3/28/96
- ----------------------------------         -------------------------------------
Kevin J. Hamm                                Laurence F. Lee III
Vice President/CFO                           Director




CLAUDE G. SANCHEZ, JR.  3/28/96              R. PEYTON WOODSON, III    3/28/96
- ----------------------------------         -------------------------------------
Claude G. Sanchez, Jr.                       R. Peyton Woodson III
Director                                     Director

                           ANNUAL REPORT ON FORM 10-K

                 Item 14 (d)  -  Financial Statement Schedules

                                      and

                             Item 14 (c) - Exhibits

                          Year Ended December 31, 1995

                        McM CORPORATION AND SUBSIDIARIES

SCHEDULE 1 -- SUMMARY OF INVESTMENTS
McM CORPORATION AND SUBSIDIARIES
December 31, 1995



                                                                       AMOUNT
                                                                      SHOWN ON
                                                            MARKET     BALANCE
                TYPE OF INVESTMENT                  COST     VALUE      SHEET
                ------------------                --------  -------    -------
                                                     (Thousands of dollars)
FIXED MATURITY SECURITIES AVAILABLE-FOR-SALE
- --------------------------------------------
Bonds
  Mortgage-backed securities                       $ 4,445  $ 4,691    $ 4,691
  U.S. Government, government
    agencies and authorities                        25,998   26,327     26,327
  Public utilities                                     758      754        754
  All other corporate bonds                            276      170        170
                                                  --------  -------    -------

        Total Fixed Maturities Available for Sale   31,477   31,942     31,942

Short-term investments
  Cash equivalents earning interest                 14,848   14,848     14,848

                                                  --------  -------    -------
        Total Securities Available-for-Sale         46,325   46,790     46,790

HELD-TO-MATURITY
- ----------------
  U.S. Government, government
    agencies and authorities                        16,037   16,203     16,037
  States, municipalities and political
    subdivisions                                       193      226        193

                                                  --------  -------    -------
        Total Securities Held To Maturity           16,230   16,429     16,230

                                                  --------  -------    -------
        Total Investments                          $62,555  $63,219    $63,020
                                                  ========  =======    =======


SCHEDULE 2 - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS
McM CORPORATON (PARENT COMPANY)


(Thousands of dollars)
                                                                                             December 31
                                                                                            1995      1994
                                                                                          -------   -------
ASSETS
   Fixed maturities available-for-sale                                                    $    95   $    95
   Cash                                                                                       101        77
   Other assets                                                                               118       115
                                                                                          -------   -------
                                                                                              314       287

   Investments in wholly-owned subsidiaries
     at equity *                                                                           25,189    22,323
                                                                                          -------   -------
                                                          TOTAL ASSETS                    $25,503   $22,610
                                                                                          =======   =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Accrued expenses                                                                       $ 1,509   $ 1,581
   Income taxes payable to  wholly-owned                                                      205        79
     subsidiaries *
   Payable to wholly-owned subsidiaries *                                                     549       543
                                                                                          -------   -------
                                                          TOTAL LIABILITIES                 2,263     2,203

Shareholders' Equity:
   Common stock                                                                             4,675     4,675
   Additional paid-in capital                                                               1,477     1,477
   Unrealized gain (loss) on securities
      available-for-sale (including unrealized
      gain (loss) on securities held by
      subsidiaries: 1995 - $570 ; 1994 - ($53))                                               465      (158)
   Retained earnings                                                                       16,623    14,413
                                                                                          -------   -------
              TOTAL SHAREHOLDERS' EQUITY                                                   23,240    20,407
                                                                                          -------   -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                $25,503   $22,610
                                                                                          =======   =======


* Eliminated in consolidation
See notes to condensed financial information.

SCHEDULE 2 - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF OPERATIONS
McM CORPORATON (PARENT COMPANY)


(Thousands of dollars)
                                                                                            Year Ended December 31
                                                                                            1995      1994      1993
                                                                                           ------    ------   -------
INCOME
   Administrative charges
     to subsidiaries * - Note B                                                            $  650    $1,200    $1,280
   Realized investment income                                                                   5        10       145
   Other income                                                                                 0         1       306
                                                                                           ------    ------   -------

                                                                                              655     1,211     1,731

General and administrative expenses                                                           680       866     1,765
                                                                                           ------    ------   -------

                              INCOME (LOSS) BEFORE TAXES,
                              AND EQUITY IN UNDISTRIBUTED
                          INCOME (LOSSES) OF SUBSIDIARIES                                     (25)      345       (34)

Income taxes ( benefits)                                                                        8        79      (458)
                                                                                           ------    ------   -------

             INCOME (LOSS) BEFORE EQUITY IN UNDISTRIBUTED
                          INCOME (LOSSES) OF SUBSIDIARIES                                     (33)      266       424

Equity in undistributed  income (losses)
   of subsidiaries                                                                          2,243     1,088      (719)
                                                                                           ------    ------   -------


                                                              NET INCOME (LOSS)            $2,210    $1,354   ($  295)
                                                                                           ======    ======   =======

* Eliminated in consolidation.

See notes to condensed financial information.

SCHEDULE 2 - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS
McM CORPORATON (PARENT COMPANY)


(Thousands of dollars)
                                                                                             Year Ended December 31
                                                                                            1995      1994      1993
                                                                                           ------    ------    ------
OERATING ACTIVITIES
   Net Income (Loss)                                                                       $2,210    $1,354     ($295)

  Adjustments to reconcile net income (loss)
     to net cash provided by (used by)
     operating activities:
   Depreciation                                                                                 4        12        14
   Equity  in income of subsidiaries                                                       (2,243)   (1,088)      726
   Other assets                                                                                (7)      227       208
   Other liabilities                                                                          (72)     (617)     (181)
   Provisions for income taxes                                                                126       114    (2,342)
   Payables to wholly-owned subsidiaries                                                        6       (17)      560
                                                                                           ------    ------    ------

          CASH PROVIDED BY (USED BY) OPERATING ACTIVITIES                                      24       (15)   (1,310)

INVESTING ACTIVITIES
   Disposals of fixed maturities                                                                0         0     1,127
   Decrease in short-term investments                                                           0         0       438

                                                                                           ------    ------    ------
                        CASH USED BY INVESTING ACTIVITIES                                       0         0     1,565

                                                                                           ------    ------    ------

                              INCREASE (DECREASE) IN CASH                                  $   24   ($   15)     $255
                                                                                           ======    ======    ======

SCHEDULE 2 -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
NOTES TO CONDENSED FINANCIAL INFORMATION
McM CORPORATION (PARENT COMPANY)


The accompanying condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto of McM Corporation and Subsidiaries.


NOTE A -- Significant Accounting Policies

         In the parent company financial statements the Company's investments in operations of McM and its wholly-owned subsidiaries are stated at cost plus equity in undistributed earnings of the subsidiaries. McM is actively engaged through certain of its subsidiaries in the property and casualty insurance business. All significant intercompany accounts and transactions have been eliminated.

NOTE B -- Administrative Charges

         McM is compensated by its subsidiaries in the form of management fees for providing management support, planning assistance, financial reporting and investment services.

SCHEDULE 3 - REINSURANCE
McM CORPORATION AND SUBSIDIARIES
Year Ended December 31, 1995, 1994, and 1993





                                                             Premiums Earned
                                             ----------------------------------------
                                                                                     Percentage
                                                     Ceded to    Assumed             of Amount
                                             Gross     Other    From Other  Net       Assumed
(Thousands of dollars)                      Amount   Companies   Parties   Amount      to Net
                                            -------   --------   -------  -------      ------
YEAR ENDED DECEMBER 31, 1995                $63,731   $23,901     $5,871  $45,701      12.85%
                                            =======   =======     ======  =======


YEAR ENDED DECEMBER 31, 1994                $65,572   $25,720     $1,274  $41,126       3.10%
                                            =======   =======     ======  =======


YEAR ENDED DECEMBER 31, 1993                $78,475   $28,375     $  943  $51,043       1.85%
                                            =======   =======     ======  =======

SCHEDULE 4 - VALUATION AND QUALIFYING ACCOUNTS
McM CORPORATION AND SUBSIDIARIES

(Thousands of dollars)

                                                                                ADDITIONS
                                                                      ---------------------------------
                                                                              (1)             (2)
                                                                           Charged to      Charged to
                                                             Balance at   (Recovery of)      Other                       Balance
                                                             Beginning      Costs and       Accounts     Deductions      at End
            DESCRIPTION                                      of Period      Expenses       (Describe)    (Describe)     of Period
                                                            -----------   ------------    -------------  -----------    ----------
YEAR ENDED DECEMBER 31, 1995
  Deducted from asset account:
    Allowance for uncollectible accounts                      $  315          $   30          $  0         $    0         $  345
                                                              ======          ======          ====         ======         ======

  Included as liability account:
    Allowance for bad debts on liquidated
      reinsurers                                              $1,349          $  103          $  0         $  392 (1)     $1,060
                                                              ======          ======          ====         ======         ======

YEAR ENDED DECEMBER 31, 1994
  Deducted from asset account:
    Allowance for uncollectible accounts                      $  412            ($97)         $  0         $    0         $  315
                                                              ======          ======          ====         ======         ======

  Included as liability account:
    Allowance for bad debts on liquidated
      reinsurers                                              $2,095            ($41)         $  0         $  705 (1)     $1,349
                                                              ======          ======          ====         ======         ======

YEAR ENDED DECEMBER 31, 1993
  Deducted from asset accounts:
    Allowance for uncollectible accounts                      $    0          $  412          $  0         $    0         $  412
                                                              ======          ======          ====         ======         ======

  Included as liability account:
    Allowance for bad debts on liquidated
      reinsurers                                              $4,063          $1,298          $  0         $3,266 (1)     $2,095
                                                              ======          ======          ====         ======         ======


(1) Write-off of paid recoverable balances for insolvent/liquidated reinsurers against provision established.

SCHEDULE 5 - SUPPLEMENTAL INSURANCE INFORMATION
            PROPERTY/CASUALTY INSURANCE SUBSIDIARIES
 YEAR ENDED DECEMBER 31, 1995, 1994 AND 1993


(Thousands of dollars)
                                                    RESERVES FOR
                                       DEFERRED     UNPAID CLAIMS       DISCOUNT
                                        POLICY        AND CLAIM          IF ANY
                                      ACQUISITION    ADJUSTMENT       DEDUCTED IN         UNEARNED            EARNED
                                         COSTS        EXPENSES          RESERVES          PREMIUMS           PREMIUMS
                                      -----------   ------------      -----------         --------           --------
YEAR ENDED DECEMBER 31:

Net of Reinsurance
        1995                            $3,343         $ 29,997            ---             $12,291           $45,701

        1994                             3,235           38,415            ---              11,329            41,126

        1993                             3,532           51,618            ---              14,433            51,043



Gross of Reinsurance
        1995                            $3,343         $ 66,152            ---             $17,234           $69,602

        1994                             3,235           80,886            ---              14,811            66,846

        1993                             3,532          100,377            ---              16,109            79,418


                    CLAIMS AND CLAIM
                   ADJUSTMENT EXPENSES
                   INCURRED RELATED TO      AMORTIZATION
                 ------------------------   OF DEFERRED     PAID CLAIMS
                      (1)         (2)         POLICY         AND CLAIM
INVESTMENT          CURRENT      PRIOR      ACQUISITION     ADJUSTMENT     PREMIUMS
  INCOME             YEAR        YEAR          COSTS         EXPENSES       WRITTEN
- -----------        --------     ------      ------------   ------------    --------
   $3,492          $31,282      ($248)         $7,141        $39,452       $46,663

    3,674           29,106         18           6,098         42,334        38,020

    5,153           37,196      1,269           9,948         46,420        43,216




   $3,492          $45,395      $ 660          $7,141        $71,403       $72,025

    3,674           46,262       (774)          6,098         64,981        65,547

    5,153           52,937      1,063           9,948         66,052        72,734
