Form 10-Q
period 1996-03-31
MCM CORP
filed 1996-05-15
CIK 275710

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C.


     (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  March 31, 1996
                                    ---------------

                                       OR

     ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from          to
                                    ---------   ----------

     Commission File Number: 0-8678
                             ------

                               McM Corporation
            ----------------------------------------------------
           (Exact name of registrant as specified in its charter)

         North Carolina                           56-1171691
 ------------------------------          -------------------------------
(State or other jurisdiction of         (IRS Employer Identification No.)
 incorporation of organization)

Box 12317, 702 Oberlin Road, Raleigh, North Carolina              27605
- ----------------------------------------------------           --------
      (Address of principal executive office)                 (Zip Code)

Registrant's telephone number, including area code       (919) 833-1600
                                                          -------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to
      such filing requirements for the past 90 days.     Yes   X       No
                                                             ----         ----
      At March 31, 1996, 4,675,038 shares of Common Stock of the registrant were outstanding.

INDEX

McM CORPORATION AND SUBSIDIARIES


PART I.    FINANCIAL INFORMATION (Unaudited)


Item 1.    Financial Statements
           Consolidated Balance Sheets -- March 31, 1996 and
           December 31, 1995

           Consolidated Statements of Income -- Three Months Ended March 31, 1996 and 1995

           Consolidated Statements of Cash Flows -- Three Months
           Ended March 31, 1996 and 1995

           Notes to Consolidated Financial Statements -- March 31, 1996

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations



PART II.   OTHER INFORMATION


Item 1.    Legal Proceedings

Item 2.    Changes in Securities

Item 3.    Default Upon Senior Securities

Item 4.    Submission of Matters to a Vote of Security Holders

Item 5.    Other Information

Item 6.    Exhibits and Reports on Form 8-K



SIGNATURES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
McM CORPORATION AND SUBSIDIARIES
    (Thousands of dollars)

                                                                                       March 31,    December 31,
ASSETS                                                                                   1996           1995
                                                                                    ------------    ------------
Invested Assets:
  Securities available-for-sale, at fair value:
       Fixed maturities (amortized cost: 1996 - $28,938; 1995 - $31,477)             $   28,843       $  31,942
  Fixed maturities held-to-maturity, at amortized cost
      (fair value: 1996 - $14,291; 1995 - $16,429)                                       14,196          16,230
  Short-term investments                                                                 18,936          14,848
                                                                                     ----------       ---------
                                                                                         61,975          63,020

Cash                                                                                      1,819           1,637
Accrued investment income                                                                 1,053             840
Premiums receivable                                                                       9,744           9,935
      Paid losses and settlement expenses                                                 4,282           3,461
      Reserves for losses and settlement expenses                                        34,339          36,155
      Unearned premiums                                                                   4,395           4,943
Deferred policy acquisition costs                                                         3,534           3,343
Equipment, at cost less accumulated depreciation
    (1996 - $1,499; 1995 - $1,437)                                                        1,032           1,105
Other assets                                                                              1,927           2,129
                                                                                     ----------      ----------
                                                                     TOTAL ASSETS    $  124,100      $  126,568
                                                                                     ==========      ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
  Reserves for losses and settlement expenses                                        $   62,381      $   66,152
  Unearned premiums                                                                      17,083          17,234
  Other policyholder funds                                                                6,944           7,247
  Amounts payable to reinsurers                                                           2,111           2,202
  Accrued expenses                                                                       12,230          10,493
                                                                                     ----------      ----------
                                                                TOTAL LIABILITIES       100,749         103,328

Shareholders' equity:
  Common Stock, par value $1 per share - authorized 1996 and 1995 - 10,000,000 shares;
      issued and outstanding:    1996 and 1995 - 4,675,038 shares                         4,675           4,675
  Additional paid-in capital                                                              1,477           1,477
  Unrealized (loss)/gain on securities available-for-sale                                   (95)            465
   Retained Earnings                                                                     17,294          16,623
                                                                                     ----------      ----------
                                                       TOTAL SHAREHOLDERS' EQUITY        23,351          23,240
                                                                                     ----------      ----------
                                       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $  124,100      $  126,568
                                                                                     ==========      ==========



See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
McM CORPORATION AND SUBSIDIARIES
  (Thousands of dollars, except per share data)



                                                               Three Months Ended
                                                                    March 31,
                                                             ---------------------
                                                                1996        1995
                                                             ---------------------
REVENUES
  Premiums earned                                           $ 18,404     $ 16,636
  Premiums ceded                                              (5,646)      (6,046)
                                                            --------     --------

  Net premiums earned                                         12,758       10,590

  Investment income, less investment expenses:
    $117 and $125 for the three months ended
    March 31, 1996 and 1995                                      890          896
  Other income                                                    61           35
                                                            --------     --------
                                        TOTAL REVENUES        13,709       11,521

LOSSES AND EXPENSES
  Losses and settlement expenses                              10,326       10,387
  Losses and settlement expenses ceded                        (2,052)      (3,447)
                                                            --------     --------
  Net losses and settlement expenses                           8,274        6,940

  Underwriting, acquisition and administrative expenses        4,764        3,987
                                                            --------     --------
                             TOTAL LOSSES AND EXPENSES        13,038       10,927
                                                            --------     --------
                                           NET INCOME       $    671     $    594
                                                            ========     ========

PER SHARE DATA:
  Income per share                                          $   0.14     $   0.13
                                                            ========     ========
  Dividends per share declared by McM                       $   0.00     $   0.00
                                                            ========     ========


See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)
MCM CORPORATION AND SUBSIDIARIES
   (Thousands of dollars)

                                                                                Three Months Ended
                                                                                     March 31,
                                                                              -----------------------
                                                                                  1996       1995
                                                                              -----------------------
OPERATING ACTIVITIES
  Net income                                                                  $   671       $   594

  Adjustments to reconcile net income  to net cash used
       by operating activities:
    Policy liabilities                                                         (4,225)       (6,109)
    Premiums receivable                                                           191          (429)
    Accrued investment income                                                    (213)         (716)
    Net receivable from reinsurers                                              1,452          (124)
    Amortization of deferred policy acquisition costs                           2,362         1,705
    Policy acquisition costs deferred                                          (2,553)       (1,401)
    Other                                                                       2,072         5,878
                                                                             --------      --------
                        CASH USED BY OPERATING ACTIVITIES                        (243)         (602)

INVESTING ACTIVITIES

  Securities available-for-sale:
     Maturities                                                                 4,592           165
  Securities held-to-maturity:
     Maturities                                                                     0           110
  Purchases  of property and equipment                                            (79)           (3)
  (Increase)/decrease in short-term investments                                (4,088)        3,457
                                                                             --------       -------
                     CASH PROVIDED BY INVESTING ACTIVITIES                        425         3,729
                                                                             --------       -------

                                          INCREASE IN CASH                    $   182       $ 3,127
                                                                              =======       =======

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
McM Corporation and Subsidiaries
March 31, 1996


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

     For further information regarding the significant accounting policies, refer to the consolidated financial statements and footnotes thereto included in McM's annual report on Form 10-K for the year ended December 31, 1995.


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

MANAGEMENT'S DISCUSSION AND ANALYSIS
McM Corporation and Subsidiaries


Review of Operations

     Unaudited results for the three months ended March 31, 1996, show net income of $671,000 or $.14 per share, up 13% from net income of $594,000 or $.13 per share for the first three months of 1995. Consolidated gross revenues for the first three months of 1996 were $13,826,000 compared to $11,646,000 for the same period in 1995.

     Shareholders' equity at March 31, 1996, totalled $23,351,000 or $4.99 per share compared to $23,240,000 or $4.97 per share at December 31, 1995. Consolidated assets totalled $124,100,000 at March 31, 1996, compared to $126,568,000 at December 31, 1995.

     Total net premium revenues were $12,758,000 for the first quarter of 1996 compared to $10,590,000 for the first quarter of 1995, an increase of approximately 20.5%. This increase in net premiums reflects growth in commercial automobile and private passenger automobile premium writings and is in line with management's expectations of controlled growth in these lines of business.

     The overall claims loss and settlement expense ratio for the first three months of 1996 decreased to 64.9% compared to 65.5% for the same period in 1995. This decline in the overall loss ratio is attributed to improvement in ongoing lines of business. Overall, development of prior years' loss reserves was not significant during the first quarter of 1996. Losses incurred relating to prior accident years totalled approximately $340,000, most of which related to the Company's discontinued workers compensation programs.

     Management's continuing focus on expense control, increased productivity, sustained growth in premium writings and more efficient operations continues to be reflected in the ratio of underwriting, acquisition, and administrative expenses to net earned premiums. This ratio declined one-half of a percentage point to 37.3% for the first quarter of 1996 compared to 37.8% for the same period in 1995.

Liquidity and Capital Resources

     Consolidated gross investment income totalled $1,007,000 for the first three months of 1996, compared to $1,021,000 for the same period in 1995. This decline in investment income is primarily the result of lower investment yields on short-term investments during the first quarter of 1996 and a small reduction in invested assets. Invested assets totalled $62.0 million at March 31, 1996, compared to $63.0 million at December 31, 1995, and $63.7 million at March 31, 1995. As previously disclosed, the decline in invested asset balances experienced by the Company during 1993 and 1994 slowed significantly in 1995. The decline resulted from planned reductions in net written premiums and the settlement of claims related to discontinued property and casualty insurance programs. The decrease in invested balances for the first quarter of 1996 is attributed to the change in the unrealized gain/loss on fixed maturity securities available-for-sale and continued settlement of claims related to discontinued property and casualty insurance programs. The Company experienced unrealized losses of $560,000 during the first quarter of 1996 on securities available-for-sale and overall loss reserves decreased by $3.8 million during this period.

     Cash used by operating activities was $243,000 for the first three months of 1996 as compared to $602,000 during the same period last year. The cash used by operating activities reflects an overall decrease in liabilities of $2.6 million for the first quarter of 1996. Cash and short-term investments held by the Company at March 31, 1996, were approximately $20.8 million as compared to $16.5 million at December 31, 1995.

     The Board of Directors did not declare a dividend to shareholders during the first three months of 1996. The Board will carefully consider the Company's earnings, capital requirements, financial condition and other relevant factors when determining whether to declare dividends in the future.

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



                                                   McM Corporation
                                             ----------------------------
                                                    (Registrant)




                                             /s/ George E. King
                                             ----------------------------
                                             George E. King
                                             President and
                                             Chief Executive Officer

May 13, 1996


                                             /s/ Kevin J. Hamm
                                             ----------------------------
                                             Kevin J. Hamm
                                             Vice President
                                             and Chief Financial Officer