Form 10-Q
period 1996-06-30
MCM CORP
filed 1996-08-12
CIK 275710

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C.


     (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  June 30, 1996
                                    ---------------

                                       OR

     ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from          to
                                    --------    ----------


     Commission File Number: 0-8678
                             -----------

                               McM Corporation
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

        North Carolina                            56-1171691
- -------------------------------        ---------------------------------
(State or other jurisdiction of        (IRS Employer Identification No.)
 incorporation of organization)

Box 12317, 702 Oberlin Road, Raleigh, North Carolina       27605
- ----------------------------------------------------     ----------
     (Address of principal executive office)             (Zip Code)

Registrant's telephone number, including area code   (919) 833-1600
                                                    ----------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to
      such filing requirements for the past 90 days.     Yes   X       No
                                                             -----      -----

      At June 30, 1996, 4,675,038 shares of Common Stock of the registrant were outstanding.

INDEX

McM CORPORATION AND SUBSIDIARIES


PART I.   FINANCIAL INFORMATION (Unaudited)

Item 1.   Financial Statements
          Consolidated Balance Sheets -- June 30, 1996 and
          December 31, 1995

          Consolidated Statements of Income -- Six and Three Months Ended June 30, 1996 and 1995

          Consolidated Statements of Cash Flows -- Six Months Ended June 30, 1996 and 1995

          Notes to Consolidated Financial Statements -- June 30, 1996

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

Item 2.   Changes in Securities

Item 3.   Default Upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

SIGNATURES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
McM CORPORATION AND SUBSIDIARIES
    (Thousands of dollars)

                                                                                       June 30   December 31
                                                                                         1996       1995
                                                                                       --------   --------
ASSETS
Invested Assets:
  Securities available-for-sale, at fair value:
       Fixed maturities (amortized cost: 1996 - $21,378; 1995 - $31,477)               $ 21,139   $ 31,942
  Fixed maturities held-to-maturity, at amortized cost
      (fair value: 1996 - $13,762; 1995 - $16,429)                                       13,828     16,230
  Short-term investments                                                                 23,619     14,848
                                                                                       --------   --------
                                                                                         58,586     63,020

Cash                                                                                        541      1,637
Accrued investment income                                                                   805        840
Premiums receivable                                                                      10,384      9,935
Reinsurance balances recoverable on:
      Paid losses and settlement expenses                                                 5,268      3,461
      Reserves for losses and settlement expenses                                        35,327     36,155
      Unearned premiums                                                                   4,021      4,943
Deferred policy acquisition costs                                                         3,738      3,343
Equipment, at cost less accumulated depreciation
    (1996 - $1,565; 1995 - $1,437)                                                        1,036      1,105
Other assets                                                                              1,767      2,129
                                                                                       --------   --------
                                                                         TOTAL ASSETS  $121,473   $126,568
                                                                                       ========   ========

LIABILITIES AND SHAREHOLDERS' EQUITY

  Reserves for losses and settlement expenses                                           $61,373    $66,152
  Unearned premiums                                                                      17,476     17,234
  Other policyholder funds                                                                6,726      7,247
  Amounts payable to reinsurers                                                             510      2,202
  Accrued expenses                                                                       11,676     10,493
                                                                                       --------   --------
                                                                    TOTAL LIABILITIES    97,761    103,328
Shareholders' equity:
  Common Stock, par value $1 per share - authorized 1996 and 1995 - 10,000,000 shares;
      issued and outstanding:  1996 and 1995 - 4,675,038 shares                           4,675      4,675
  Additional paid-in capital                                                              1,477      1,477
  Unrealized (loss) gain on securities available-for-sale                                  (239)       465
  Retained Earnings                                                                      17,799     16,623
                                                                                       --------   --------
                                                           TOTAL SHAREHOLDERS' EQUITY    23,712     23,240
                                                                                       --------   --------
                                           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $121,473   $126,568
                                                                                       ========   ========


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
McM CORPORATION AND SUBSIDIARIES
  (Thousands of dollars, except per share data)



                                                               Six Months Ended              Three Months Ended
                                                                    June 30                       June 30
                                                            ----------------------          ---------------------
                                                               1996         1995              1996         1995
                                                            ----------------------          ---------------------
REVENUES
  Premiums earned                                            $ 36,863     $ 33,427           $18,459      $16,791
  Premiums ceded                                              (11,243)     (12,059)           (5,597)      (6,013)
                                                            ----------------------          ---------------------
  Net premiums earned                                          25,620       21,368            12,862       10,778

  Investment income, less investment expenses:
     $236 and $243 for the six months ended
     June 30, 1996 and 1995, and $119 and $118 for the
     three months ended June 30, 1996 and 1995                  1,607        1,787               717          891
  Other income                                                    167           79               106           44
                                                            ----------------------          ---------------------
               TOTAL REVENUES                                  27,394       23,234            13,685       11,713

LOSSES AND EXPENSES
  Losses and settlement expenses                               25,629       19,927            15,303        9,540
  Losses and settlement expenses ceded                         (9,010)      (5,804)           (6,958)      (2,357)
                                                            ----------------------          ---------------------

  Net losses and settlement expenses                           16,619       14,123             8,345        7,183

  Underwriting, acquisition and administrative expenses         9,506        7,977             4,742        3,990
                                                            ----------------------          ---------------------

    TOTAL LOSSES AND EXPENSES                                  26,125       22,100            13,087       11,173
                                                            ----------------------          ---------------------
                  NET INCOME                                 $  1,269     $  1,134           $   598      $   540
                                                            ======================          =====================

PER SHARE DATA:
  Income  per share                                          $   0.27     $   0.24           $  0.13      $  0.12
                                                            ======================          =====================

  Dividends per share declared by McM                        $   0.02     $   0.00           $  0.02      $  0.00
                                                            ======================          =====================

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
MCM CORPORATION AND SUBSIDIARIES
   (Thousands of dollars)

                                                            Six Months Ended
                                                                 June 30
                                                            ------------------
                                                             1996       1995
                                                            -------    -------
OPERATING ACTIVITIES
  Net income                                                 $1,269     $1,134

  Adjustments to reconcile net income  to net cash used
       by operating activities:
    Policy liabilities                                       (5,058)    (9,713)
    Premiums receivable                                        (449)    (1,313)
    Accrued investment income                                    35        157
    Net receivable from reinsurers                           (1,749)     1,945
    Amortization of deferred policy acquisition costs         4,334      3,355
    Policy acquisition costs deferred                        (4,729)    (3,306)
    Other                                                     1,868      3,631
                                                            -------    -------
                        CASH USED BY OPERATING ACTIVITIES    (4,479)    (4,110)

INVESTING ACTIVITIES

  Securities available-for-sale:
     Maturities                                               4,730        739
  Securities held-to-maturity:
     Purchases                                                    0     (2,984)
     Maturities                                               7,755        120
  Purchases  of property and equipment                         (238)       (91)
  (Increase) decrease in short-term investments              (8,771)     5,482
                                                            -------    -------
                     CASH PROVIDED BY INVESTING ACTIVITIES    3,476      3,266

FINANCING ACTIVITIES

   Cash dividends paid                                          (93)         0
                                                            -------    -------

                                          DECREASE IN CASH  ($1,096)     ($844)
                                                            =======    =======


See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
McM Corporation and Subsidiaries
June 30, 1996


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

     For further information regarding the significant accounting policies, refer to the consolidated financial statements and footnotes thereto included in McM's annual report on Form 10-K for the year ended December 31, 1995.
 .

NOTE B -- INCOME TAXES

     No provision for income taxes has been recognized by the Company because of the utilization of tax return net operating loss carryforwards.


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

MANAGEMENT'S DISCUSSION AND ANALYSIS
McM Corporation and Subsidiaries


Review of Operations

     Unaudited results for the six months ended June 30, 1996, show net income of $1,269,000 or $.27 per share, up 12% from net income of $1,134,000 or $.24 per share for the first six months of 1995. Consolidated gross revenues for the first six months of 1996 increased 18% to $27,630,000 compared to $23,477,000 for the same period in 1995.

     Shareholders' equity at June 30, 1996, totalled $23,712,000 or $5.07 per share compared to $23,240,000 or $4.97 per share at December 31, 1995. Consolidated assets totalled $121,473,000 at June 30, 1996, compared to $126,568,000 at December 31, 1995.

     Total net premium revenues were $25,620,000 for the first six months of 1996 compared to $21,368,000 for the same period in 1995, an increase of approximately 20%. This increase in net premiums is primarily the result of planned growth in commercial automobile and private passenger automobile premium writings. In addition, net premium revenues increased by approximately $700,000 as a result of a change in the Company's quota share reinsurance program. Overall, premium writings are in line with management's expectations of controlled growth in these lines of business.

     Continued improvement in underwriting results for the Company's ongoing lines of business is reflected in the decrease of the overall claims loss and settlement expense ratio. This ratio decreased over one percentage point from 66.1% at June 30, 1995, to 64.9% at June 30, 1996. Overall, loss reserves of prior accident years experienced unfavorable development of approximately $311,000 during the first six months of 1996. Most of this development relates to the Company's discontinued workers compensation programs.

     The ratio of underwriting, acquisition, and administrative expenses to net earned premiums has also shown improvement as management continues its focus on expense control, increased productivity and more efficient operations. This ratio was 37.1% at June 30, 1996, compared to 37.3% at June 30, 1995.

Liquidity and Capital Resources

     Consolidated gross investment income totalled $1,843,000 for the first six months of 1996, compared to $2,030,000 for the same period in 1995. This decline in investment income is primarily the result of lower investment yields on short-term investments during 1996 and a reduction in invested assets from $64.2 million at June 30, 1995, to $58.6 million at June 30, 1996. The decrease in invested balances is primarily attributed to the continued settlement of claims related to discontinued lines of business, and the acceleration of claims settlement relating to ongoing lines of business. Overall, loss reserves decreased by $4.8 million during the first six months of 1996. In addition, the Company experienced unrealized losses of $704,000 during the first six months of 1996 on securities available-for-sale, compared to unrealized gains of $488,000 for the first six months of 1995.

     Cash used by operating activities totalled $4.5 million for the first six months of 1996 compared to $4.1 million during the same period in 1995. The cash used by operating activities for the period reflects an overall decrease in liabilities of $5.6 million. Cash and short-term investments held by the Company at June 30, 1996, were approximately $24.1 million compared to $16.5 million at December 31, 1995.

     On May 23, 1996, upon careful consideration of the Company's earnings, capital requirements, financial condition and other relevant factors, the Board of Directors declared a dividend of $.02 per share payable on June 17, 1996, to shareholders of record on June 3, 1996. The Board will continue to analyze such factors when determining whether to declare additional dividends in the future.

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



                                                 McM Corporation
                                          ------------------------------
                                                  (Registrant)




                                          /s/ GEORGE E. KING
                                          ------------------------------
                                          George E. King
                                          Chief Executive Officer
                                          and Chairman Emeritus


August 12, 1996


                                          /s/ KEVIN J. HAMM
                                          -------------------------------
                                          Kevin J. Hamm
                                          Vice President
                                          and Chief Financial Officer