Form 10-Q
period 1996-09-30
MCM CORP
filed 1996-11-14
CIK 275710

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C.


         (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended  September 30, 1996
                                        --------------------

                                    OR

         ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from          to
                                        --------    --------

         Commission File Number:  0-8678
                                ------------

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

At September 30, 1996, 4,675,038 shares of Common Stock of the registrant were outstanding.

INDEX

McM CORPORATION AND SUBSIDIARIES


PART I.  FINANCIAL INFORMATION (Unaudited)

Item 1.  Financial Statements

         Consolidated Balance Sheets -- September 30, 1996 and
         December 31, 1995

         Consolidated Statements of Income -- Nine and Three Months Ended September 30, 1996 and 1995

         Consolidated Statements of Cash Flows -- Nine Months Ended September 30, 1996 and 1995

         Notes to Consolidated Financial Statements -- September 30, 1996

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Default Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
McM CORPORATION AND SUBSIDIARIES
    (Thousands of dollars)

                                                                                       September 30   December 31
ASSETS                                                                                     1996          1995
                                                                                       ------------   -----------
Invested Assets:
  Securities available-for-sale, at fair value:
       Fixed maturities (amortized cost: 1996 - $27,956; 1995 - $31,477)                 $ 27,719      $ 31,942
  Fixed maturities held-to-maturity, at amortized cost
      (fair value: 1996 - $13,908; 1995 - $16,429)                                         13,980        16,230
  Short-term investments                                                                   18,072        14,848
                                                                                         --------      --------

                                                                                           59,771        63,020

Cash                                                                                        1,148         1,637
Accrued investment income                                                                     659           840
Premiums receivable                                                                        10,583         9,935
Reinsurance balances recoverable on:
      Paid losses and settlement expenses                                                   2,686         3,461
      Reserves for losses and settlement expenses                                          33,510        36,155
      Unearned premiums                                                                     4,080         4,943
Deferred policy acquisition costs                                                           4,063         3,343
Equipment, at cost less accumulated depreciation
    (1996 - $1,628; 1995 - $1,437)                                                          1,069         1,105
Other assets                                                                                2,106         2,129
                                                                                         --------      --------
                                                                         TOTAL ASSETS    $119,675      $126,568
                                                                                         ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY

  Reserves for losses and settlement expenses                                            $ 57,492      $ 66,152
  Unearned premiums                                                                        18,266        17,234
  Other policyholder funds                                                                  6,774         7,247
  Amounts payable to reinsurers                                                             4,522         5,008
  Accrued expenses                                                                          8,579         7,687
                                                                                         --------      --------

                                                                    TOTAL LIABILITIES      95,633       103,328
Shareholders' equity:
  Common Stock, par value $1 per share - authorized 1996 and 1995 - 10,000,000 shares;
      issued and outstanding: 1996 and 1995 - 4,675,038 shares                              4,675         4,675
  Additional paid-in capital                                                                1,477         1,477
  Unrealized (loss) gain on securities available-for-sale                                    (237)          465
  Retained Earnings                                                                        18,127        16,623
                                                                                         --------      --------
                                                           TOTAL SHAREHOLDERS' EQUITY      24,042        23,240
                                                                                         --------      --------

                                           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $119,675      $126,568
                                                                                         ========      ========



See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
McM CORPORATION AND SUBSIDIARIES
(Thousands of dollars, except per share data)



                                                                   Nine Months Ended           Three Months Ended
                                                                     September 30                 September 30
                                                                 ---------------------       ---------------------
                                                                   1996         1995            1996        1995
                                                                 ---------------------       ---------------------
REVENUES
  Premiums earned                                                $ 54,961     $ 51,331       $ 18,098     $ 17,904
  Premiums ceded                                                  (16,458)     (18,048)        (5,215)      (5,989)
                                                                 --------     --------       --------     --------

  Net premiums earned                                              38,503       33,283         12,883       11,915

  Investment income, less investment expenses:
     $344 and $361 for the nine months ended
     September 30, 1996 and 1995, and $108 and $121 for the
     three months ended September 30, 1996 and 1995                 2,371        2,644            764          857
  Other income                                                        248          133             81           54
                                                                 --------     --------       --------     --------
                                             TOTAL REVENUES        41,122       36,060         13,728       12,826

LOSSES AND EXPENSES
  Losses and settlement expenses                                   37,097       34,534         11,468       14,607
  Losses and settlement expenses ceded                            (11,733)     (12,562)        (2,723)      (6,758)
                                                                 --------     --------       --------     --------

  Net losses and settlement expenses                               25,364       21,972          8,745        7,849

  Underwriting, acquisition and administrative expenses            14,066       12,102          4,560        4,125
                                                                 --------     --------       --------     --------


                                  TOTAL LOSSES AND EXPENSES        39,430       34,074         13,305       11,974
                                                                 --------     --------       --------     --------

                                                 NET INCOME      $  1,692     $  1,986       $    423     $    852
                                                                 ========     ========       ========     ========


PER SHARE DATA:
  Income per share                                               $   0.36     $   0.42       $   0.09     $   0.18
                                                                 ========     ========       ========     ========


  Dividends per share declared by McM                            $   0.04     $   0.00       $   0.02     $   0.00
                                                                 ========     ========       ========     ========



See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
MCM CORPORATION AND SUBSIDIARIES
   (Thousands of dollars)

                                                                         Nine Months Ended
                                                                            September 30,
                                                                       ---------------------
                                                                       1996             1995
                                                                       ----             ----
OPERATING ACTIVITIES
  Net income                                                        $  1,692         $ 1,986

  Adjustments to reconcile net income to net cash used
    by operating activities:
    Policy liabilities                                                (8,101)         (9,228)
    Premiums receivable                                                 (648)         (3,789)
    Accrued investment income                                            181            (117)
    Net receivable from reinsurers                                     3,797          (1,054)
    Amortization of deferred policy acquisition costs                  7,292           4,995
    Policy acquisition costs deferred                                 (8,012)         (5,490)
    Other                                                              1,379           4,580
                                                                    --------         -------
                             CASH USED BY OPERATING ACTIVITIES        (2,420)         (8,117)

INVESTING ACTIVITIES

  Securities available-for-sale:
     Purchases                                                        (9,881)              0
     Maturities                                                        6,965           1,177
  Securities held-to-maturity:
     Purchases                                                        (1,961)         (2,984)
     Maturities                                                       10,603             120
  Purchases  of property and equipment                                  (383)           (211)
  (Increase) decrease in short-term investments                       (3,224)          9,828
                                                                    --------         -------

                          CASH PROVIDED BY INVESTING ACTIVITIES        2,119           7,930

FINANCING ACTIVITIES

   Cash dividends paid                                                  (188)              0
                                                                    --------         -------


                                               DECREASE IN CASH     $   (489)        $  (187)
                                                                    ========         =======

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
McM Corporation and Subsidiaries
September 30, 1996


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

NOTE E -- RECLASSIFICATIONS

A reclassification of certain balance sheet accounts was made for the current and prior periods. The reclassification was made for the purpose of enhanced presentation and has no impact on shareholder's equity or net income.

MANAGEMENT'S DISCUSSION AND ANALYSIS
McM Corporation and Subsidiaries


Review of Operations

         Unaudited results for the nine months ended September 30, 1996, show net income of $1,692,000 or $.36 per share, compared to net income of $1,986,000 or $.42 per share for the first nine months of 1995. Consolidated gross revenues for the first nine months of 1996 increased 14% to $41,466,000 compared to $36,421,000 for the same period in 1995.

         Shareholders' equity at September 30, 1996, totalled $24,042,000 or $5.14 per share compared to $23,240,000 or $4.97 per share at December 31, 1995. Consolidated assets totalled $119,675,000 at September 30, 1996, compared to $126,568,000 at December 31, 1995.

         Total net premium revenues were $38,503,000 for the first nine months of 1996 compared to $33,283,000 for the same period in 1995, an increase of approximately 16%. This increase in net premiums is primarily the result of growth in private passenger automobile premium writings and a reduction in the Company's quota share reinsurance program.

         Underwriting results for the first nine months of 1996 are consistent with those for the same period of 1995. The overall claims loss and settlement expense ratio for the current period was 65.9% compared to 66.0% for the first nine months of 1995. The ratio of underwriting, acquisition and administrative expenses to net earned premium was 36.5% for the nine months ended September 30, 1996, compared to 36.3% for the same period in 1995.

         Underwriting results for the Company's ongoing lines of business continued to show improvement in the first nine months of 1996. The claims loss and settlement expense ratio for these lines showed a decrease of 2.5 percentage points to 64.4% at September 30, 1996, from 66.9% at September 30, 1995. There was no significant loss development on reserves of prior accident years related to ongoing lines of business during the current period.

         The Company did experience unfavorable loss development totalling $575,000 for the first nine months of 1996 on reserves of prior accident years related to workers compensation and other discontinued insurance coverages compared to favorable development of $618,000 during the same period in 1995.

Liquidity and Capital Resources

         Consolidated gross investment income totalled $2,715,000 for the first nine months of 1996, compared to $3,005,000 for the same period in 1995. This decline in investment income is primarily the result of lower investment yields and a reduction in average invested asset balances during 1996. The decrease in invested balances is primarily attributed to the continued settlement of claims related to discontinued lines of business, and the acceleration of claims settlement relating to ongoing lines of business. Overall, loss reserves decreased by $8.7 million during the first nine months of 1996. In addition, the Company experienced unrealized losses of $702,000 during the first nine months of 1996 on securities available-for-sale, compared to unrealized gains of $517,000 for the first nine months of 1995.

         Cash used by operating activities totalled $2.4 million for the first nine months of 1996 compared to $8.1 million during the same period in 1995. This improvement is attributed to the overall increase in net premium writings, the Company's main source of cash, experienced in 1995 and 1996. Additionally, planned increases in premium writings during 1995 resulted in an increase in premiums receivable balances at September 30, 1995, whereas 1996 production levels show only a moderate increase. Cash and short-term investments held by the Company at September 30, 1996, were approximately $19.2 million compared to $16.5 million at December 31, 1995.

         The Board of Directors declared quarterly dividends of $.02 per share on May 23, 1996, and August 29, 1996, for payment on June 17, 1996, and September 27, 1996, respectively. The payments were made to shareholders of record on June 17 and September 9, 1996.

McM CORPORATION AND SUBSIDIARIES

PART II

Item 1.          Legal Proceedings.

             1) Reference is hereby made to Note D of the Consolidated Financial Statements provided in Part I, Item 1 of this Form 10-Q.

Items 2 - 5.     Nothing to report.


Item 6.          Exhibits and Reports on Form 8-K

                 a)   Exhibits

                      27  Financial Data Schedule (for SEC use only).

                 b)   Reports on Form 8-K

                      None

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          McM Corporation
                                     -------------------------
                                           (Registrant)




                                     /s/ GEORGE E. KING
                                     -------------------------
                                     George E. King
                                     Chief Executive Officer
                                     and Chairman Emeritus

August 14, 1996


                                     /s/ KEVIN J. HAMM
                                     -------------------------
                                     Kevin J. Hamm
                                     Vice President
                                     and Chief Financial Officer