Form 10-K
period 1996-12-31
MCM CORP
filed 1997-03-31
CIK 275710

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996)

                   For the Fiscal Year Ended December 31, 1996
                                             -----------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

              For the transition period from ________ to ________.

                         Commission File Number: 0-8678
                                                 ------

                                 McM Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           North Carolina                                 56-1171691
------------------------------------             -------------------------------
  (State or other jurisdiction of                        (IRS Employer
   incorporation or organization)                      Identification No.)



    Box 12317, 702 Oberlin Road, Raleigh, North Carolina         27605
    ----------------------------------------------------         -----
          (Address of principal executive office)              (Zip Code)

        Registrant's telephone number, including area code (919) 833-1600

           Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange
     Title of each class                              on which registered
----------------------------                   ---------------------------------
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

                                 Yes  X    No
                                     ---      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [ ]

                 State the aggregate market value of the voting
                 stock held by non-affiliates of the registrant
                              as of March 18, 1997.
                -------------------------------------------------
                   Common Stock, $1.00 par value -- $6,088,137

At December 31, 1996, 4,678,183 shares of common stock of the registrant were outstanding.

                       Documents Incorporated by Reference

Portions of the annual report to shareholders for the year ended December 31, 1996, are incorporated by reference into Parts I, II and IV.

Portions of the annual proxy statement for the year ended December 31, 1996, are incorporated by reference into Part III.

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

                 Subsidiary                          Abbreviation
                 ----------                          ------------

PROPERTY AND CASUALTY

         Occidental Fire & Casualty Company
           of North Carolina                         OF&C
         Wilshire Insurance Company                  Wilshire

OTHER:

         Equity Holdings, Inc.                       Equity Holdings


         In connection with and because it desires to take advantage of the new "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, McM would like to caution readers regarding certain forward-looking statements in the following discussion and elsewhere in this Form 10-K. While McM believes in the veracity of all statements made herein, forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable by McM, are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond McM's control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause its actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of McM. The forward looking statements are especially difficult for lines of business that are longer tail in nature such as the Company's commercial automobile liability line of business which is inherently subject to considerable variability and volatility.

Item 1.  (a) General Development of the Business

         McM was organized as a North Carolina corporation on May 27, 1977, and subsequently acquired or organized a number of insurance corporations and other subsidiaries. From 1977 to 1991, McM operated as a multi-line holding company with both life and health and property and casualty insurance operations.

         The McMillen Trust, controlling shareholder of McM, currently owns 65.9% of the outstanding stock of McM. A petition was filed on behalf of the McMillen Trust in the Chancery Court of Delaware on December 2, 1986, seeking relief from the requirement that the Trust own at least

65% of the shares of McM. The Court, on December 10, 1987, determined that the Trust must divest itself of its ownership of the shares of McM and invest the proceeds in a diversified portfolio for the benefit of present and future beneficiaries of the Trust. The Board of Directors of McM and the Trust believed that the interests of all shareholders would be best served by a coordinated sales process by which potential purchasers could be qualified and due diligence reviews scheduled with minimal disruption to ongoing operations.

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

         On January 29, 1993, McM's Board of Directors announced that it had decided to discontinue efforts to sell the remaining companies in the McM group, including OF&C and Wilshire. The Board's decision was prompted by market and economic conditions as well as other factors which had an adverse effect on the general sale process being conducted by PaineWebber Incorporated. However, McM's Board announced that PaineWebber would continue to serve the McM group as its financial advisor.

         In April 1993, the Chancery Court granted the petition of the Wilmington Trust Company, Trustee of the McMillen Trust, for a clarification of existing orders to make clear, among other things, that the timing and terms of any disposition of the Trust's shares shall be determined in the sound discretion of the Trustee.

         On February 3, 1997, McM received a copy of an SEC Form 3 filing made by McM Acquisition Corporation ("MAC"), controlled by local real estate developer and private investor M. Roland Britt, and by Mr. Britt himself. The Form 3 indicated that MAC had acquired an option to purchase all of the McM shares owned by the Trust for $6.20 per share exercisable until March 1, 1998.

         The next day, February 4, 1997, McM received a copy of an SEC
Schedule 13D filed by MAC and Mr. Britt. This Schedule 13D provided further information in connection with the option. Attached to the Schedule 13D were written agreements dated November 22, 1996, and January 24, 1997, between the Trust and MAC relating to the option and to a possible merger between McM and MAC. Also attached was a copy of an agreement entered into between McM and MAC on January 31, 1997, in a separate, independent action wherein McM agreed to provide MAC with confidential access to the Company's records and information to enable MAC to conduct due diligence reviews and pursue appropriate financial arrangements for a possible acquisition of all of McM's shares. This agreement, which expires May 31, 1997, also grants to MAC an exclusive period during which McM will continue its policy of not soliciting acquisition offers.

         McM cannot predict whether MAC will exercise its option or obtain the required approvals and financial arrangements necessary to acquire either the Trust's shares or all of the shares of McM.

         Total employees of McM and its subsidiaries numbered 139 at December 31, 1996, all of which are directly employed by the property and casualty subsidiaries.

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

         The agents who produce business for OF&C and Wilshire are not exclusive agents of the companies and generally have affiliations with other insurance companies which may compete with McM. One agent accounts for approximately 19% of premium income of the property and casualty business of McM.

         OF&C is licensed in the District of Columbia and all states other than Connecticut and Hawaii. Certain states have placed restrictions on the amount of premium that OF&C may write in those states. Wilshire is licensed in nineteen states comprised of Arizona, California, Colorado, Hawaii, Idaho, Iowa, Kansas, Minnesota, Montana, Nebraska, Nevada, New Mexico, North Carolina, Ohio, Oregon, South Dakota, Utah, Washington and Wisconsin. Wilshire is also approved, as a non-admitted carrier, to write coverages in the states of Alabama, Alaska, Florida, Georgia, Illinois, Indiana, Kentucky, Louisiana, Maryland, North Dakota, Oklahoma, Pennsylvania, Texas and Wyoming. A non-admitted carrier may write coverages at rates in excess of the rates approved by the various states, provided that licensed carriers in those states are unwilling to provide coverages at the approved rates. Wilshire's premium writings are not restricted by any state. Also see "Geographic Distribution of Premiums Received."

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

         Insurance companies must keep assets equal to the minimum capital required by law plus the accumulated reserves invested in certain classes of investments as specified in the statutes applicable to such companies. In addition, the National Association of Insurance Commissioners ("NAIC") has adopted Risk-Based Capital ("RBC") requirements for property and casualty insurance companies. RBC was developed to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks. The RBC formula serves as an early warning tool for state insurance regulators to help identify, for the purpose of initiating regulatory action, companies which are potentially inadequately capitalized. The capital and surplus for McM's insurance subsidiaries are well in excess of any regulatory action thresholds defined by the NAIC.

         The reporting practices for McM's property and casualty subsidiaries are prescribed or permitted by state regulatory authorities ("statutory accounting") and may differ from generally accepted accounting principles ("GAAP"). OF&C (which includes Wilshire on a statutory equity basis) reported to insurance regulatory authorities combined statutory accounting capital and surplus of $18.2 million and $19.2 million at December 31, 1996 and 1995, respectively. Combined capital and surplus on a GAAP basis was $23.6 million and $24.3 million at December 31, 1996 and 1995, respectively.

         There are two major reconciling differences between the statutory accounting and GAAP capital and surplus balances of McM's property and casualty subsidiaries. In GAAP accounting, costs which vary with and are primarily related to the production of property and casualty business are deferred to the extent recoverable and are amortized over the lives of the policies in proportion to the recognition of premium earned. Statutory accounting does not permit this deferral and requires property and casualty companies to fully recognize these expenses in the period they were incurred. At December 31, 1996, McM's property and casualty subsidiaries recorded $4.0 million in deferred policy acquisition as an asset on the GAAP balance sheet compared to $3.3 million at December 31, 1995. Statutory accounting also requires property and casualty companies to record as a liability and restriction to capital and surplus the uncollateralized portion of balances receivable from non-admitted reinsurers ("Schedule F Penalty"). The combined Schedule F Penalty recorded by McM's property and casualty subsidiaries totalled $269,000 and $403,000 at December 31, 1996 and 1995, respectively.

         Insurance holding company laws grant additional powers to insurance regulators with respect to acquisitions and control of insurance companies by holding companies and the requirements of disclosure relating to transactions with affiliated companies.

         Each company files a detailed annual report with the insurance department of each state or governmental jurisdiction in which it is licensed to do business. Insurance companies are also subject to periodic examinations by these regulatory bodies. Some of the jurisdictions in which OF&C is licensed to do business have, for various reasons, instituted restrictions or limitations on the amount of business written in that state. These restrictions were imposed years ago when the property and casualty companies were generating substantial losses and experiencing financial difficulties. Generally they involved states in which the Company was not actively writing business nor had intentions to write business. These restrictions have no current effect on liquidity, capital resources or results of operations. In the future, should the Company desire to further expand its market presence into any state with such restrictions, it will then pursue the lifting of such restrictions by providing current financial and operational information as required by individual state regulatory authorities.

         In May 1993, the North Carolina Commissioner of Insurance issued an administrative order that required the property and casualty operations to maintain a specified net premiums to surplus ratio and required prior approval of the Commissioner for certain transactions. During 1993, management undertook measures necessary to comply with the conditions of the order. In June 1994, the Commissioner vacated the order.

Reinsurance. As with other property and casualty insurance companies, the McM property and casualty insurance companies reinsure a portion of the insurance they write in order to control their exposure on large individual risks or in the event of catastrophic losses. The companies remain contingently liable on that portion of the risk reinsured should the reinsurer be unable to meet its obligations under the reinsurance agreements. See Note C of the Notes to Consolidated Financial Statements.

         The largest liability exposure insured for any one risk is $2,000,000. Reinsurance is in place to reduce the companies' exposure on premiums earned subsequent to January 1, 1992, to $100,000 of loss per risk. The retention per risk on premiums earned prior to January 1, 1992, generally is $100,000 with the exception of 1991 when the loss retention was $250,000. Premiums payable under certain of the companies' liability reinsurance treaties prior to January 1, 1990, are based in part on actual loss experience. Premiums for the liability treaties subsequent to 1990 are calculated on a flat rate based on policy limits. Separate physical damage (excluding theft and collision) and motor cargo catastrophe reinsurance treaties provide reinsurance on any one catastrophic occurrence. Coverages under these treaties are limited to a maximum of 95% of $4,000,000 in excess of the first $500,000 of losses paid.

         Quota share reinsurance coverages, by which the companies and their reinsurers share risk on a proportionate basis, are also in place for both commercial and private passenger automobile business. The companies cede 5% of the retained commercial auto liability coverages. Prior to 1996, private passenger automobile business was ceded at a rate of 40%; however, effective January 1, 1996, the cession rate was reduced to 30%. These quota share arrangements allow the companies to better control premium growth.

         The principal reinsurers of the companies for current business are Zurich Reinsurance, Ltd., Unionamerica Insurance Company, CNA International Reinsurance Company, Ltd., Lloyds Underwriters, AXA Reassurance Company and Sphere Drake Insurance. Reinsurance agreements cover commercial and private passenger automobile liability, physical damage (excluding theft and collision), motor cargo and ancillary coverages. In addition to the reinsurers named above, principal reinsurers of the companies for prior years' reinsurance treaties are Employers Reinsurance Corporation, National Reinsurance Company and Reinsurance Corporation of New York.

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

         The following table provides a reconciliation of beginning and ending liability balances for 1996, 1995 and 1994.


                   Reconciliation of Net Liability for Losses
                          and Loss Adjustment Expenses

                                           1996        1995          1994
                                           ----        ----          ----
                                               (Thousands of dollars)
GAAP
  Reserves for losses and
    settlement expenses, net of
    reinsurance recoverables, at
    beginning of year                    $29,997      $38,415       $51,625

    Provision for insured events of
      the current year                    37,651       31,282        29,106

    Increase (decrease) in provision
      for insured events of prior
      years                                1,559         (248)           18
                                         -------      -------       -------
    Incurred losses and settlement
      expenses during current year,
      net of reinsurance                  39,210       31,034        29,124

  Payments for:
    Losses and settlement expenses
      attributable to insured event
      of the current year                 22,853       18,113        15,307

    Losses and settlement expenses
      attributable to insured events
      of prior years                      19,822       21,339        27,027
                                         -------      -------       -------
                                          42,675       39,452        42,334
                                         -------      -------       -------
    Reserves for losses and settlement
      expenses, net of reinsurance
      recoverables, at end of year        26,532       29,997        38,415

    Reinsurance recoverable on unpaid
      losses and settlement expenses
      at end of current year              28,768       36,155        42,471
                                         -------      -------       -------
    Gross reserves for losses and
      settlement expenses at end
      of year                            $55,300      $66,152       $80,886
                                         =======      =======       =======

         The reconciliation above reflects the emergence of a $1,559,000 deficiency in the December 31, 1995, reserve during 1996. This deficiency includes adverse reserve development of approximately $572,000 in private passenger auto liability reserves, $1.2 million in private passenger auto and commercial auto physical damage and inland marine reserves. In addition, approximately $613,000 of this deficiency relates to discontinued lines of business and participation in involuntary pools and other residual market mechanisms in which OF&C and Wilshire are required to participate by the various states in which the companies write insurance. The above adverse development was partially offset by favorable reserve development of $800,000 in the commercial auto liability line of business.

         The anticipated effect of inflation is implicitly considered when estimating liabilities for losses and settlement expenses. While anticipated cost increases due to inflation are considered in estimating the ultimate claim costs, the increase in average severity of claims is caused by a number of factors that vary with the individual type of policy written. Future average severity is projected based on historical trends adjusted for anticipated changes in these trends and general economic conditions. These anticipated trends are monitored based on actual development and are modified as necessary.

         The liability for losses and LAE of $55,300,000 reported in the accompanying financial statements in accordance with generally accepted accounting principles (GAAP) is reported on a gross basis, i.e., without reduction for reinsurance, and differs from that reported in the annual statements filed with state insurance departments in accordance with statutory accounting practices (SAP), which are reported net of reinsurance. See Note A of the accompanying 1996 financial statements.

                      ANALYSIS OF LOSS AND LOSS ADJUSTMENT
                               EXPENSE DEVELOPMENT
                 NET OF REINSURANCE WITH SUPPLEMENTAL GROSS DATA



(Thousands of dollars)

YEAR ENDED                1986      1987     1988     1989     1990      1991       1992       1993       1994      1995     1996
----------              --------  --------  -------  -------  -------  --------   --------   --------   --------   -------  -------
Liability for Unpaid
  Claims and Claim
  Adjustment Expense    $100,942  $103,115  $96,308  $78,120  $64,002  $ 64,304   $ 59,580   $ 51,625   $ 38,415   $29,997   26,532

Paid (Cumulative)
  as of:

  One year later        $ 48,008  $ 45,676  $48,461  $42,731  $41,726  $ 29,635   $ 28,500   $ 27,034   $ 21,338   $19,822  $     0
  Two years later         76,162    75,454   72,353   63,893   47,833    44,905     44,659     39,119     31,096
  Three years later       96,646    90,546   84,912   67,649   56,343    54,980     51,326     44,649
  Four years later       105,561    99,200   87,368   72,305   61,006    58,364     54,561
  Five years later       109,964   101,072   90,495   75,568   62,341    60,459
  Six years later        110,513   103,242   93,146   76,350   63,728
  Seven years later      112,133   105,555   93,769   77,562
  Eight years later      114,270   105,791   94,930
  Nine years later       114,405   106,916
  Ten years later        115,430

Liability Reestimated
  as of:

  One year later        $112,928  $108,844  $97,562  $77,625  $68,679  $ 64,175   $ 60,849   $ 51,643   $ 38,167   $31,556  $     0
  Two years later        118,303   109,955   95,362   78,970   66,266    64,686     59,881     50,184   $ 38,060
  Three years later      118,933   108,203   96,354   79,861   67,429    64,167     58,563     49,874
  Four years later       117,628   109,058   96,874   80,345   67,540    63,204     58,713
  Five years later       118,120   109,164   97,453   80,695   66,357    63,939
  Six years later        117,622   109,198   97,619   79,909   67,115
  Seven years later      117,739   109,415   97,251   80,698
  Eight years later      118,238   109,226   98,054
  Nine years later       117,618   110,008
  Ten years later        118,386
                        --------  --------  -------  -------  -------  --------   --------   --------   --------   -------  -------

Cumulative Deficiency
  (Redundancy)          $ 17,444  $  6,893  $ 1,746  $ 2,578  $ 3,113  ($   365)  ($   867)  ($ 1,751)  ($   355)  $ 1,559  $     0
                        ========  ========  =======  =======  =======  ========   ========   ========   ========   =======  =======

                               0         0        0        0        0         0          0          0          0
Gross Data at End of Year
Gross Liability                                                                                                    $66,152  $55,300
Reinsurance Recoverable                                                                                             36,155   28,768
                                                                                                                   -------  -------
Net Liability                                                                                                      $29,997  $26,532
                                                                                                                   =======  =======

         The table above presents the development of balance sheet liabilities for 1986 through 1996. The top line of the table shows the estimated liability for unpaid losses and LAE recorded at the balance sheet date for each of the indicated years. This liability represents the estimated amount of losses and LAE for claims arising in all prior years that are unpaid at the balance sheet date, including losses that had been incurred but not yet reported to the Company. The lower portion of the table shows the re-estimated amount of the previously recorded liability based on experience as of the end of each succeeding year. The estimate is increased or decreased as more information becomes known about the frequency and severity of claims for individual years.

         The deficiency/(redundancy) represents the aggregate change in the estimates over all prior years. For example, through 1996, the 1987 liability has developed a $6,893,000 deficiency which has been recognized in operations over the nine year period. The effects on income of the past three years of changes in estimates of the liabilities for losses and LAE is shown in the preceding table, "Reconciliation of Net Liability for Losses and Loss Adjustment Expenses".

         The upper section of the table, "Analysis of Loss and Loss Adjustment Expense Development", shows the cumulative amount paid with respect to the previously recorded liability as of the end of each succeeding year. For example, as of December 31, 1996, the Company paid $115,430,000 of the current re-estimated reserve for losses and loss adjustment expenses at December 31, 1986, of $118,386,000. Thus an estimated $2,956,000 of losses incurred through 1986 remain unpaid as of the current financial statement date.

         In evaluating this information, it should be noted that each amount includes the effects of all changes in amounts for prior periods. For example, the amount of the deficiency related to losses settled in 1988, but incurred in 1986, will be included in cumulative redundancy (deficiency) amount for years 1986 and 1987. This table does not present accident or policy year development data. Conditions and trends that have affected development of the liability in the past may not necessarily occur in the future. In addition, the Company has entered into numerous reinsurance commutations and assumption transactions, as discussed below, which are included in the information presented. Accordingly, it may not be appropriate to extrapolate future deficiencies or redundancies based on this table.

         On March 5, 1987, the Company entered into a commutation agreement with Omaha Indemnity Company (OIC), a subsidiary of Mutual of Omaha, whereby OIC remitted $26 million of cash to the Company in satisfaction of all liabilities due under various reinsurance treaties. Of this amount, $5.5 million reimbursed existing paid loss recoverables leaving $20.5 million available to cover future loss payments on the commuted block of reserves. Based on a review of the commuted reserves by the Company's actuary and by an independent actuarial consulting firm, the projected ultimate value of commuted reserves and paid loss recoverables exceeded the commutation proceeds by $5.5 million. This transaction was recorded in the 1986 consolidated GAAP financial statements, and is reflected in the loss development schedule as additional adverse reserve development of approximately $5.3 million relating to year-end reserves for 1985, as of December 31, 1986. Loss and loss adjustment expense reserves related to this block of business and recorded at December 31, 1996, are not significant.

         During 1985 McM entered into a commutation agreement with Universal Reinsurance Corporation and Northwestern National Insurance Company, whereby they remitted $15.5 million of cash to McM's property and casualty subsidiaries in satisfaction of all liabilities due under the various reinsurance treaties. This cash settlement was supplemented by $1 million in development recorded during 1986. An additional $1.7 million in development was recorded during 1987. The Company has experienced no significant development on this business since 1987 and remaining loss and loss adjustment expense reserves at December 31, 1996, are not significant.

         Additionally, the Company experienced adverse development of $1.2 million during 1987 on reserves commuted with several other reinsurers. No significant development has been experienced on these reserves since 1987.

         Effective December 31, 1985, OF&C assumed the liabilities on business previously written by Peninsular Fire Insurance Company ("PFICO"), a former subsidiary of McM. The coverages, which were primarily workers' compensation and commercial multi-peril, are being run off and no new coverages have been underwritten. Adverse development on the PFICO reserves was $2.5 million in 1985, $3.1 million in 1986, $3.9 million in 1987, and $3.1 million in 1988.
Development since 1988 has not been significant.

         The information below the table is a reconciliation of the data in the table, which is reported net of reinsurance, to the reserves in the balance sheet which are stated gross of reinsurance.

              Geographic Distribution of Direct Written Premiums

         The following is a summary of property and casualty direct premiums written in 1996 by geographic location. States accounting for less than five percent (5%) of premiums are combined in "Other".

                 STATE                                       PERCENT
                 -----                                       -------

                 California                                   34
                 Florida                                       9
                 Nevada                                       13
                 Ohio                                          6
                 Utah                                          5
                 Other                                        33
                                                             ---
                                                             100%


Item 1.  (d) Financial Information About Foreign and Domestic Operations
             and Export Sales

     The information called for under this item does not apply.

Item 2. Properties

         McM and its subsidiaries lease home office properties in various locations. The major locations are set forth in the following table:


                                 Square        Book         Annual
                                 Footage       Value         Rent
                                 -------       -----         ----
Raleigh, North Carolina
  OF&C                           23,643      Not Owned      $438,408
  Wilshire
  McM

Lancaster, California
  Wilshire                        8,322      Not Owned      $121,920

Scottsdale, Arizona
  OF&C                            6,528      Not Owned      $ 97,920


Item 3.  Legal Proceedings

         The information called for under this item does not apply.

Item 4.  Submission of Matters to a Vote of Security Holders

         There were no matters submitted to a vote of security holders during the fourth quarter of 1996.

Item 5.  Market for the Registrant's Common Equity and Related
         Stockholder Matters

         The market information and related stockholder matters are incorporated by reference from the Annual Report to Shareholders for the year ended
December 31, 1996. This information is included in the Annual Report to Shareholders and is on page 31 of this report.

Item 6.  Selected Financial Data

         The selected financial data is incorporated by reference from the Annual Report to Shareholders for the year ended December 31, 1996. See page 31 of this report.

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

         Management's discussion is incorporated by reference from the Annual Report to Shareholders for the year ended December 31, 1996. See pages 37 through 44 of this report.

Item 8.  Financial Statements and Supplementary Data

         The consolidated financial statements of McM Corporation and subsidiaries and the report of independent auditors filed in response to Item 8 are incorporated by reference from the Annual Report to Shareholders beginning on page 45 of this report.

         A summary of the quarterly results of operations for the years ended December 31, 1996, and December 31, 1995, is incorporated by reference from the Annual Report to Shareholders on page 69 of this report.

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

 1. Financial Statements--The financial statements required by this item are incorporated by reference from the Annual Report to Shareholders. The following consolidated financial statements of McM and subsidiaries are filed in response to
          Item 8:

          Consolidated Balance Sheets - December 31, 1996
          and 1995.                                                             45

          Consolidated Statements of Operations - Years Ended
          December 31, 1996, 1995 and 1994.                                     46

          Consolidated Statements of Shareholders' Equity -
          Years Ended December 31, 1996, 1995 and 1994.                         47

          Consolidated Statements of Cash Flows - Years Ended December 31,
          1996, 1995 and 1994.                                                  48

          Notes to Consolidated Financial Statements                            49

          Report of Independent Auditors                                        68

 2. Financial Statement Schedules--The following schedules are filed in accordance with the requirements of Article 7 of Regulation S-X:

          Schedule 1 - Summary of Investments - Other than                      21
                       Investments in Related Parties (In
                       compliance with Schedule I of Rule
                       7-05):

          Schedule 2 - Condensed Financial Information of                       22
                       Registrant (In compliance with
                       Schedule II of Rule 7-05):

          Schedule 3 - Reinsurance (In compliance with                          26
                       Schedule IV of Rule 7-05):

          Schedule 4 - Valuation and Qualifying Accounts                        27
                      (In compliance with Schedule V of
                       Rule 7-05):

                                                                               Page
                                                                               ----
         Schedule 5 - Supplemental Information for Property                     28
                      & Casualty Insurance Underwriters (In
                      compliance with Schedule IV of Rule 7-05):

                      All other schedules to the consolidated
                      financial statements required by Article
                      5 or 7 of Regulation S-X are not applicable and, therefore, have been omitted.



 3. The following exhibits are included in accordance with the requirements of Item 601 of Regulation S-K.

          Exhibit (3): a) Articles of Incorporation and the By-laws of McM Corporation are incorporated by reference from Form 10-K, dated December 31, 1995.

          Exhibit (9): McMillen Trust Agreement is incorporated by reference from Form 10, dated April 24, 1978.

          Exhibit (10):  Material contracts:
           a) The 1986 Stock Option Plan (as amended) is incorporated by reference from the December 31, 1994, Form 10-K. The 1996 Stock Option Plan is incorporated by reference from the 1996
              Proxy Statement.

           b) The Phantom Stock Plan is incorporated by
              reference from the December 31, 1994, Form 10-K.
              The first amendment to this Plan dated August 6, 1996,
              is attached.                                                      78

           c) Employment and retention bonus contracts for
              certain executive officers are incorporated by
              reference from the December 31, 1989, 1992,
              1993 and 1994, Forms 10-K.  Current amendments
              are attached.                                                     72

           d) The Key Executive Incentive Compensation Plan is incorporated by reference from the December 31, 1994 Form 10-K.

           e) The Equity Appreciation Rights Plan is incorporated

                                                                               Page
                                                                               ----
              by reference from the 1993 Proxy Statement.

           f) The 1996 Employee Stock Purchase Plan is incorporated by reference from the 1996 Proxy Statement.

           g) The 1996 Non-Employee Directors' Stock Purchase Plan is incorporated by reference from the 1996 Proxy Statement.

          Exhibit (13): Annual Report to Shareholders for year ended
          December 31, 1996.                                                    29

          Exhibit (21): Subsidiaries of the Registrant.                         80

          Exhibit (23): Consent of Independent Auditors                         81

          Exhibit (27): Financial Data Schedule (for SEC use only)

          Exhibit (28): Information from reports furnished to state
          insurance regulatory authorities.  The information included in this exhibit, Schedule P, has been filed in hard copy form
          under amended rule 311(c) of Regulation S-T                           82

 (b) There were no reports on Form 8-K filed by McM during the last quarter of the period covered by this report.

 (c) Exhibits--The response to this portion of Item 14 is submitted as a separate section of this report beginning on page 29.

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



     McM CORPORATION

     By: /s/ STEPHEN L. STEPHANO
         --------------------------
         (Registrant)
         Stephen L. Stephano,
         President and
         Chief Operating Officer

     Date:   3/27/97

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ GEORGE E. KING   3/27/97             /s/ MICHAEL DIGREGORIO   3/27/97
---------------------------------        ----------------------------------
George E. King, Chairman Emeritus        Michael A. DiGregorio
Chief Executive Officer                  Director
 and Director



/s/ STEPHEN L. STEPHANO 3/27/97          /s/ LAURENCE F. LEE, JR.  3/27/97
---------------------------------        ----------------------------------
Stephen L. Stephano                      Laurence F. Lee, Jr.
President,                               Director
Chief Operating Officer
 and Director



/s/ KEVIN J. HAMM   3/27/97              /s/ LAURENCE F. LEE III   3/27/97
---------------------------------        ----------------------------------
Kevin J. Hamm                            Laurence F. Lee III
Vice President and                       Director
 Chief Financial Officer




/s/ CLAUDE G. SANCHEZ, JR 3/27/97        /s/ R. PEYTON WOODSON III  3/27/97
---------------------------------        ----------------------------------
Claude G. Sanchez, Jr.                   R. Peyton Woodson III
Director                                 Director