Form 10-Q
period 1997-03-31
MCM CORP
filed 1997-05-15
CIK 275710

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C.


         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                       OR

         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                to
                                        --------------    ----------------

         Commission File Number: 0-8678
                                 -------

                                 McM Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         North Carolina                                  56-1171691
-------------------------------                      -------------------
(State or other jurisdiction of                        (IRS Employer
 incorporation of organization)                      Identification No.)

Box 12317, 702 Oberlin Road, Raleigh, North Carolina       27605
----------------------------------------------------     ----------
     (Address of principal executive office)             (Zip Code)

Registrant's telephone number, including area code   (919) 833-1600
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

         At March 31, 1997, 4,682,284 shares of Common Stock of the registrant were outstanding.

INDEX

McM CORPORATION AND SUBSIDIARIES


PART I.   FINANCIAL INFORMATION (Unaudited)

Item 1.   Financial Statements
          Consolidated Balance Sheets -- March 31, 1997 and
          December 31, 1996

          Consolidated Statements of Income -- Three Months Ended
          March 31, 1997 and 1996

          Consolidated Statements of Cash Flows -- Three Months
          Ended March 31, 1997 and 1996

          Notes to Consolidated Financial Statements -- March 31, 1997

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations



PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

Item 2.   Changes in Securities

Item 3.   Default Upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K


SIGNATURES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
McM CORPORATION AND SUBSIDIARIES
    (Thousands of dollars)

                                                                                                 March 31         December 31
ASSETS                                                                                             1997               1996
                                                                                                ---------          ---------

Invested Assets:
  Securities available-for-sale, at fair value:
       Fixed maturities (amortized cost: 1997 - $40,090; 1996 - $36,938)                        $  39,138          $  36,873
  Fixed maturities held-to-maturity, at amortized cost
      (fair value: 1997 - $2,475; 1996 - $6,022)                                                    2,504              5,938
  Short-term investments                                                                           10,953             14,061
                                                                                                ---------          ---------

                                                                                                   52,595             56,872

Cash                                                                                                1,618              1,776
Accrued investment income                                                                             636                803
Premiums receivable                                                                                 9,719              9,380
Reinsurance balances recoverable on:
      Paid losses and settlement expenses                                                           3,438              3,676
      Reserves for losses and settlement expenses                                                  29,486             28,768
      Unearned premiums                                                                             3,598              4,068
Deferred policy acquisition costs                                                                   4,203              3,992
Equipment, at cost less accumulated depreciation
    (1997 - $1,769; 1996 - $1,699)                                                                  1,357              1,331
Other assets                                                                                        2,853              2,204
                                                                                                ---------          ---------

                                                                           TOTAL ASSETS         $ 109,503          $ 112,870
                                                                                                =========          =========

LIABILITIES AND SHAREHOLDERS' EQUITY


  Reserves for losses and settlement expenses                                                   $  54,558          $  55,300
  Unearned premiums                                                                                17,979             17,925
  Other policyholder funds                                                                          6,447              6,580
  Amounts payable to reinsurers                                                                     1,400              3,089
  Accrued expenses                                                                                  8,024              8,321
                                                                                                ---------          ---------

                                                                      TOTAL LIABILITIES            88,408             91,215
Shareholders' equity:
  Common Stock, par value $1 per share - authorized 1997 and 1996 - 10,000,000 shares;
      issued and outstanding:  1997 - 4,682,284 and 1996 - 4,678,183 shares                         4,684              4,678
  Additional paid-in capital                                                                        1,502              1,489
  Unrealized loss on securities available-for-sale                                                   (952)               (65)
   Retained Earnings                                                                               15,861             15,553
                                                                                                ---------          ---------

                                                             TOTAL SHAREHOLDERS' EQUITY            21,095             21,655
                                                                                                ---------          ---------

                                             TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $ 109,503          $ 112,870
                                                                                                =========          =========



See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
McM CORPORATION AND SUBSIDIARIES
  (Thousands of dollars, except per share data)



<CAPTION
                                                                        Three Months Ended
                                                                             March 31
                                                                   --------------------------
                                                                     1997              1996
                                                                   --------          --------
REVENUES
  Premiums earned                                                  $ 18,857          $ 18,404
  Premiums ceded                                                     (5,009)           (5,646)
                                                                   --------          --------

  Net premiums earned                                                13,848            12,758

  Investment income, less investment expenses:
     (1997 - $110; 1996 - $117)                                         740               890
  Other income                                                           97                61
                                                                   --------          --------

                                            TOTAL REVENUES           14,685            13,709


LOSSES AND EXPENSES
  Losses and settlement expenses                                     14,799            10,326
  Losses and settlement expenses ceded                               (5,274)           (2,052)
                                                                   --------          --------

  Net losses and settlement expenses                                  9,525             8,274

  Underwriting, acquisition and administrative expenses               4,852             4,764

                                                                   --------          --------

                                 TOTAL LOSSES AND EXPENSES           14,377            13,038
                                                                   --------          --------

                                                NET INCOME         $    308          $    671
                                                                   ========          ========


PER SHARE DATA:
  Income per share                                                 $   0.07          $   0.14
                                                                   ========          ========


  Dividends per share declared by McM                              $   0.00          $   0.00
                                                                   ========          ========



See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
MCM CORPORATION AND SUBSIDIARIES
   (Thousands of dollars)

                                                                                                    Three Months Ended
                                                                                                         March 31
                                                                                                 ------------------------
                                                                                                   1997             1996
                                                                                                 -------          -------
OPERATING ACTIVITIES
  Net income                                                                                     $   308          $   671

  Adjustments to reconcile net income to net cash used
     by operating activities:
    Policy liabilities                                                                              (821)          (4,225)
    Premiums receivable                                                                             (339)             191
    Accrued investment income                                                                        167             (213)
    Net receivable from reinsurers                                                                (1,699)           1,452
    Amortization of deferred policy acquisition costs                                              3,609            2,362
    Policy acquisition costs deferred                                                             (3,820)          (2,553)
    Other                                                                                           (802)           2,072
                                                                                                 -------          -------

                                                   CASH USED BY OPERATING ACTIVITIES              (3,397)            (243)

INVESTING ACTIVITIES

  Securities held-to-maturity:
    Maturities                                                                                     3,434                0
  Securities available-for-sale:
    Purchases                                                                                     (3,166)               0
    Maturities                                                                                         0            4,592
  Purchases of property and equipment                                                               (156)             (79)
  Decrease/(Increase) in short-term investments                                                    3,108           (4,088)
                                                                                                 -------          -------

                                                   CASH PROVIDED BY INVESTING ACTIVITIES           3,220              425

FINANCING ACTIVITIES

   Employee Stock Purchases                                                                           19                0
                                                                                                 -------          -------

                                                   CASH PROVIDED BY FINANCING ACTIVITIES              19                0

                                                                                                 -------          -------
                                                   (DECREASE) INCREASE IN CASH                   ($  158)         $   182
                                                                                                 =======          =======



See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
McM Corporation and Subsidiaries
March 31, 1997


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

         For further information regarding the significant accounting policies, refer to the consolidated financial statements and footnotes thereto included in McM's annual report on Form 10-K for the year ended December 31, 1996.

NOTE B -- NEW ACCOUNTING STANDARDS

         In February 1997, the Financial Accounting Standards Board issued the Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128"), which is required to be adopted on December 31, 1997. Upon adoption, the Company will be required to change the method used currently to compute earnings per share and to restate all prior periods presented. Under the new requirements for calculating basic or primary earnings per share the dilutive effect of common stock equivalents will be excluded. Currently, shares issuable under the Company's employee stock option and other stock based plans are excluded from the weighted average number of shares used in the Company's computation of primary earnings per share on the assumption that their effect is not dilutive. Consequently, adoption of FAS 128 will have no impact on the Company's computation of primary earnings per share for the quarters ended March 31, 1997 and 1996. The impact of FAS 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

NOTE C -- INCOME TAXES

         No provision for income taxes has been recognized by the Company because of the utilization of tax return net operating loss carryforwards.

NOTE D -- STOCK OPTION PLAN AND EARNINGS PER SHARE

         Earnings per common share are based on 4,682,284 shares of Common Stock issued and outstanding and exclude the effect of common stock equivalents. Stock options had no effect on the computation of earnings per share.


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

MANAGEMENT'S DISCUSSION AND ANALYSIS
McM Corporation and Subsidiaries


Review of Operations

         Unaudited results for the three months ended March 31, 1997, show net income of $308,000 or $.07 per share, compared to net income of $671,000 or $.14 per share for the first three months of 1996. Consolidated gross revenues for the first three months of 1997 increased 7% to $14,795,000 compared to $13,826,000 for the same period in 1996.


         Shareholders' equity at March 31, 1997, totalled $21,095,000 or $4.51 per share compared to $21,655,000 or $4.63 per share at December 31, 1996. Consolidated assets totalled $109,503,000 at March 31, 1997, compared to $112,870,000 at December 31, 1996.

         Total net premium revenues were $13,848,000 for the first three months of 1997 compared to $12,758,000 for the same period in 1996, an increase of approximately 9%. This increase in net premiums is primarily the result of growth in direct private passenger automobile premium writings and a reduction in the Company's private passenger quota share reinsurance program.

         Underwriting results for the first three months of 1997 are in line with management's expectations showing a slight increase in the overall loss and settlement expense ratio being partially offset by a reduction in the overall expense ratio when compared to the same period last year. The overall claims loss and settlement expense ratio for the first three months of 1997 increased
3.9 percentage points to 68.8% compared to 64.9% for the first three months of 1996 while the ratio of underwriting, acquisition and administrative expenses to net earned premium for the current period decreased 2.3 percentage points to 35.0% compared to 37.3% for the same period in 1996.

Liquidity and Capital Resources

         Consolidated gross investment income totalled $850,000 for the first three months of 1997, compared to $1,007,000 for the same period in 1996. This decline in investment income results from a reduction in invested assets attributed to an overall decline in claims related liabilities and balances payable to the Company's reinsurers.

         Cash used by operating activities totalled $3.4 million for the first three months of 1997 compared to $243,000 during the same period in 1996. The increase in cash used by operations in 1997 is primarily attributed to the payment of deposit premiums to McM's reinsurers which exceeded the actual ceded premium liability. As a result, the Company's net reinsurance balances receivable increased approximately $1.7 million in the first quarter of 1997. McM received these reinsurance balances in April of 1997. Cash and short-term investments held by the Company at March 31, 1997, were approximately $12.6 million compared to $15.8 million at December 31, 1996, and in management's opinion are more than adequate to meet its current needs.

McM CORPORATION AND SUBSIDIARIES

PART II

Item 1.            Legal Proceedings.

              1) Reference is hereby made to Note E of the Consolidated Financial Statements provided in Part I,
                   Item 1 of this Form 10-Q.

Items 2 - 5.       Nothing to report.

Item  6.           Exhibits and Reports on Form 8-K.

              a)   Exhibit 27 -- Financial Data Schedule (for SEC use only).

              b) On February 4, 1997, the Company filed a current report on Form 8-K relative to the majority shareholder's grant of an option to purchase its shares. Also contained in the same report was information relative to an agreement between the Company and the option holder as further described in the report.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          McM Corporation
                                     ----------------------------
                                           (Registrant)




                                     /s/ STEPHEN L. STEPHANO
                                     ----------------------------
                                     Stephen L. Stephano
                                     President and
                                     Chief Operating Officer
May 14, 1997


                                     /s/ KEVIN J. HAMM
                                     ----------------------------
                                     Kevin J. Hamm
                                     Vice President
                                     and Chief Financial Officer