Form 10-Q
period 1997-06-30
MCM CORP
filed 1997-08-12
CIK 275710

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C.


(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended  June 30, 1997
                                        ----------------

                                       OR

( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from               to
                                         ------------     -----------

         Commission File Number: 0-8678
                                 -------

                                 McM Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         North Carolina                              56-1171691
--------------------------------------------------------------------------------
(State or other jurisdiction of                    (IRS Employer
 incorporation of organization)                  Identification No.)


Box 12317, 702 Oberlin Road, Raleigh, North Carolina       27605
--------------------------------------------------------------------------------
     (Address of principal executive office)             (Zip Code)

Registrant's telephone number, including area code   (919) 833-1600
                                                    -----------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
         for the past 90 days.     Yes   X       No
                                        ---          ---

         At June 30, 1997, 4,687,713 shares of Common Stock of the registrant were outstanding.

INDEX

McM CORPORATION AND SUBSIDIARIES


PART I.   FINANCIAL INFORMATION (Unaudited)

Item 1.   Financial Statements
          Consolidated Balance Sheets -- June 30, 1997 and
          December 31, 1996

          Consolidated Statements of Income -- Six Months Ended
          June 30, 1997 and 1996

          Consolidated Statements of Cash Flows -- Six Months
          Ended June 30, 1997 and 1996

          Notes to Consolidated Financial Statements -- June 30, 1997

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations



PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

Item 2.   Changes in Securities

Item 3.   Default Upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K


SIGNATURES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
McM CORPORATION AND SUBSIDIARIES
    (Thousands of dollars)

                                                                                             June 30       December 31
                                                                                              1997            1996
                                                                                            ---------       ---------
ASSETS

Invested Assets:
  Securities available-for-sale, at fair value:
       Fixed maturities (amortized cost: 1997 - $39,499; 1996 - $36,938)                    $  39,167       $  36,873
  Fixed maturities held-to-maturity, at amortized cost
      (fair value: 1997 - $4,879; 1996 - $6,022)                                                4,824           5,938
  Short-term investments                                                                       12,059          14,061
                                                                                            ---------       ---------

                                                                                               56,050          56,872

Cash                                                                                            1,880           1,776
Accrued investment income                                                                         724             803
Premiums receivable                                                                             9,521           9,380
Reinsurance balances recoverable on:
      Paid losses and settlement expenses                                                       1,917           3,676
      Reserves for losses and settlement expenses                                              28,873          28,768
      Unearned premiums                                                                         3,408           4,068
Deferred policy acquisition costs                                                               4,042           3,992
Equipment, at cost less accumulated depreciation
    (1997 - $1,832; 1996 - $1,699)                                                              1,455           1,331
Other assets                                                                                    2,283           2,204
                                                                                            ---------       ---------

                                                                           TOTAL ASSETS     $ 110,153       $ 112,870
                                                                                            =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY


  Reserves for losses and settlement expenses                                               $  53,009       $  55,300
  Unearned premiums                                                                            17,128          17,925
  Other policyholder funds                                                                      6,507           6,580
  Amounts payable to reinsurers                                                                 3,047           3,089
  Accrued expenses                                                                              8,704           8,321
                                                                                            ---------       ---------

                                                                      TOTAL LIABILITIES        88,395          91,215
Shareholders' equity:
  Common Stock, par value $1 per share - authorized 1996 and 1995 - 10,000,000 shares;
      issued and outstanding:  1997 - 4,687,713 shares; 1996 - 4,678,183 shares                 4,688           4,678
  Additional paid-in capital                                                                    1,515           1,489
  Unrealized loss on securities available-for-sale                                               (333)            (65)
   Retained Earnings                                                                           15,888          15,553
                                                                                            ---------       ---------

                                                             TOTAL SHAREHOLDERS' EQUITY        21,758          21,655
                                                                                            ---------       ---------

                                             TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $ 110,153       $ 112,870
                                                                                            =========       =========



See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
McM CORPORATION AND SUBSIDIARIES
  (Thousands of dollars, except per share data)



                                                                  Six Months Ended              Three Months Ended
                                                                      June 30                        June 30
                                                                -----------------------------------------------------
                                                                  1997           1996           1997           1996
                                                                --------       --------       --------       --------
REVENUES
  Premiums earned                                               $ 38,363       $ 36,863       $ 19,506       $ 18,459
  Premiums ceded                                                 (10,136)       (11,243)        (5,127)        (5,597)
                                                                --------       --------       --------       --------

  Net premiums earned                                             28,227         25,620         14,379         12,862

  Investment income, less investment expenses:
    $213 and $236 for the six months ended
    June 30, 1997 and 1996, and $103 and $119 for the
    three months ended June 30, 1997 and 1996                      1,504          1,607       $    764       $    717
  Other income                                                       211            167            114            106
                                                                --------       --------       --------       --------

                                            TOTAL REVENUES        29,942         27,394         15,257         13,685

LOSSES AND EXPENSES
  Losses and settlement expenses                                  28,838         25,629       $ 14,039       $ 15,303
  Losses and settlement expenses ceded                            (9,020)        (9,010)        (3,746)        (6,958)
                                                                --------       --------       --------       --------

  Net losses and settlement expenses                              19,818         16,619         10,293          8,345

  Underwriting, acquisition and administrative expenses            9,729          9,506       $  4,877       $  4,742
   Provision for bad debts on liquidated reinsurers                   60              0             60              0
                                                                --------       --------       --------       --------

                                 TOTAL LOSSES AND EXPENSES        29,607         26,125         15,230         13,087
                                                                --------       --------       --------       --------

                                                NET INCOME      $    335       $  1,269       $     27       $    598
                                                                ========       ========       ========       ========


PER SHARE DATA:
  Income  per share                                             $   0.07       $   0.27       $   0.01       $   0.13
                                                                ========       ========       ========       ========


  Dividends per share declared by McM                           $   0.00       $   0.02       $   0.00       $   0.02
                                                                ========       ========       ========       ========


See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
McM CORPORATION AND SUBSIDIARIES
   (Thousands of dollars)

                                                                                                Six Months Ended
                                                                                                    June 30
                                                                                              ---------------------
                                                                                               1997          1996
                                                                                              -------       -------
OPERATING ACTIVITIES
  Net income                                                                                  $   335       $ 1,269

  Adjustments to reconcile net income to net cash used by operating activities:
    Policy liabilities                                                                         (3,161)       (5,058)
    Premiums receivable                                                                          (141)         (449)
    Accrued investment income                                                                      79            35
    Net receivable from reinsurers                                                              2,272        (1,749)
    Amortization of deferred policy acquisition costs                                           6,230         4,334
    Policy acquisition costs deferred                                                          (6,280)       (4,729)
    Other                                                                                         587         1,868
                                                                                              -------       -------

                                                   CASH USED BY OPERATING ACTIVITIES              (79)       (4,479)

INVESTING ACTIVITIES

  Securities available-for-sale:
     Purchases                                                                                 (2,886)            0
     Sales                                                                                        285             0
     Maturities                                                                                    50         4,730
  Securities held-to-maturity:
     Maturities                                                                                 1,077         7,755
  Purchases of property and equipment                                                            (381)         (238)
   Decrease/(Increase) in short-term investments                                                2,002        (8,771)
                                                                                              -------       -------

                                                   CASH PROVIDED BY INVESTING ACTIVITIES          147         3,476

FINANCING ACTIVITIES

   Employee Stock Purchases                                                                        36             0
   Cash dividends paid                                                                              0           (93)
                                                                                              -------       -------


                                                   INCREASE (DECREASE) IN CASH                $   104       ($1,096)
                                                                                              =======       =======

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
McM Corporation and Subsidiaries
June 30, 1997


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

NOTE B -- NEW ACCOUNTING STANDARDS

         In February 1997, the Financial Accounting Standards Board issued the Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128"), which is required to be adopted on December 31, 1997. Upon adoption, the Company will be required to change the method used currently to compute earnings per share and to restate all prior periods presented. Under the new requirements for calculating basic or primary earnings per share the dilutive effect of common stock equivalents will be excluded. Currently, shares issuable under the Company's employee stock option and other stock based plans are excluded from the weighted average number of shares used in the Company's computation of primary earnings per share on the assumption that their effect is not dilutive. Consequently, adoption of FAS 128 will have no impact on the Company's computation of primary earnings per share for the quarters ended June 30, 1997 and 1996. The impact of FAS 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

NOTE C -- INCOME TAXES

         No provision for income taxes has been recognized by the Company because of the utilization of tax return net operating loss carryforwards.

NOTE D -- STOCK OPTION PLAN AND EARNINGS PER SHARE

         Earnings per common share are based on 4,687,713 shares of Common Stock issued and outstanding and exclude the effect of common stock equivalents. Stock options had no effect on the computation of earnings per share.


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

MANAGEMENT'S DISCUSSION AND ANALYSIS
McM Corporation and Subsidiaries


Review of Operations

         Unaudited results for the six months ended June 30, 1997, reflect net income of $335,000 or $.07 per share, compared to net income of $1,269,000 or $.27 per share for the first six months of 1996. Consolidated gross revenues for the first six months of 1997 increased 9% to $30,155,000 compared to $27,630,000 for the same period in 1996.


         Total net premium revenues were $28,227,000 for the first six months of 1997 compared to $25,620,000 for the same period in 1996, an increase of approximately 10%. This increase in net premiums is primarily the result of growth in direct private passenger automobile premium writings and a reduction in the Company's private passenger quota share reinsurance program.

         The overall claims and loss settlement expense ratio increased to 70.2% for the first six months of 1997 compared to 64.9% for the same period last year. The increase in the loss ratio, which includes approximately $500,000 of reserve development on prior years' claims, was partially offset by improved operating efficiency as reflected in the reduction in the Company's ratio of underwriting, acquisition and administrative expenses to net earned premium. This ratio declined 2.6 percentage points to 34.5% for the first six months of 1997 from 37.1% for the same period last year.

         Shareholders' equity at June 30, 1997, totalled $21,758,000 or $4.64 per share compared to $21,655,000 or $4.63 per share at December 31, 1996. Consolidated assets totalled $110,153,000 at June 30, 1997, compared to $112,870,000 at December 31, 1996.

Liquidity and Capital Resources

         Consolidated gross investment income totalled $1,717,000 for the first six months of 1997, compared to $1,843,000 for the same period in 1996. This decline in investment income is primarily the result of a reduction of invested assets, which were $56.1 million at June 30, 1997, compared to $58.6 million at June 30, 1996. The decline in invested balances was attributed to the settlement of claims liabilities. Overall, reserves for claims losses and loss settlement expenses decreased $2.3 million to $53.0 million at June 30, 1997, compared to $55.3 million at December 31, 1996.

         Cash used by operating activities totalled $79,000 for the first six months of 1997, compared to $4.5 million during the same period in 1996. This improvement in operating cashflows is due primarily to a decline in the level of claims severity experienced by the Company during 1997, resulting in a substantial reduction in receivable balances related to reinsured paid losses and loss adjustment expenses.

         Cash and short-term investments held by the Company at June 30, 1997 were approximately $13.9 million, compared to $15.8 million at December 31, 1996. The Company maintains a portfolio of cash and short-term investments which it believes is adequate to meet projected expenditures.

McM CORPORATION AND SUBSIDIARIES

PART II

Item 1.                Legal Proceedings.

                  1) Reference is hereby made to Note E of the Consolidated Financial Statements provided in Part I,
                       Item 1 of this Form 10-Q.

Items 2 - 5.           Nothing to report.

Item 6.                Exhibits.

                       27       Financial Data Schedule (for SEC use only).

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          McM Corporation
                                     --------------------------
                                           (Registrant)




                                     /s/ STEPHEN L. STEPHANO
                                     --------------------------
                                     Stephen L. Stephano
                                     President and
                                     Chief Operating Officer


August 8, 1997


                                     /s/ KEVIN J. HAMM
                                     --------------------------
                                     Kevin J. Hamm
                                     Vice President
                                     and Chief Financial Officer