Form 10-Q
period 1997-09-30
MCM CORP
filed 1997-11-14
CIK 275710

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C.


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to __________


                         Commission File Number: 0-8678


                                 McM Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           North Carolina                                56-1171691
--------------------------------------------------------------------------------
 (State or other jurisdiction of               (IRS Employer Identification No.)
  incorporation of organization)

Box 12317, 702 Oberlin Road, Raleigh, North Carolina       27605
--------------------------------------------------------------------------------
     (Address of principal executive office)             (Zip Code)

Registrant's telephone number, including area code   (919) 833-1600


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
         for the past 90 days.     Yes    X        No
                                        -----         -----

         At September 30, 1997, 4,693,525 shares of Common Stock of the registrant were outstanding.

INDEX

McM CORPORATION AND SUBSIDIARIES


PART I.   FINANCIAL INFORMATION (Unaudited)

Item 1.           Financial Statements
                  Consolidated Balance Sheets -- September 30, 1997 and December 31, 1996

                  Consolidated Statements of Income --Nine and Three Months Ended September 30, 1997 and 1996

                  Consolidated Statements of Cash Flows -- Nine Months Ended September 30, 1997 and 1996

                  Notes to Consolidated Financial Statements -- September 30,
                  1997

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

Item 3.           Default Upon Senior Securities

Item 4.           Submission of Matters to a Vote of Security Holders

Item 5.           Other Information

Item 6.           Exhibits and Reports on Form 8-K


SIGNATURES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
McM CORPORATION AND SUBSIDIARIES
    (Thousands of dollars)

                                                                                          September 30              December 31
ASSETS                                                                                        1997                     1996
                                                                                         ----------------         ----------------

Invested Assets:
  Securities available-for-sale, at fair value:
       Fixed maturities (amortized cost: 1997 - $38,529; 1996 - $36,938)                         $38,744                  $36,873
  Fixed maturities held-to-maturity, at amortized cost
      (fair value: 1997 - $3,223; 1996 - $6,022)                                                   3,140                    5,938
  Short-term investments                                                                           9,646                   14,061
                                                                                         ----------------         ----------------

                                                                                                  51,530                   56,872

Cash                                                                                               2,220                    1,776
Accrued investment income                                                                            731                      803
Premiums receivable                                                                                9,439                    9,380
Reinsurance balances recoverable on:
      Paid losses and settlement expenses                                                          4,394                    3,676
      Reserves for losses and settlement expenses                                                 28,073                   28,768
      Unearned premiums                                                                            3,644                    4,068
Deferred policy acquisition costs                                                                  3,922                    3,992
Equipment, at cost less accumulated depreciation
    (1997 - $1,907; 1996 - $1,699)                                                                 1,688                    1,331
Other assets                                                                                       2,184                    2,204
                                                                                         ----------------         ----------------

                                                                       TOTAL ASSETS             $107,825                 $112,870
                                                                                         ================         ================

LIABILITIES AND SHAREHOLDERS' EQUITY


  Reserves for losses and settlement expenses                                                    $54,554                  $55,300
  Unearned premiums                                                                               17,172                   17,925
  Other policyholder funds                                                                         6,368                    6,580
  Amounts payable to reinsurers                                                                    3,681                    3,089
  Accrued expenses                                                                                 8,159                    8,321
                                                                                         ----------------         ----------------

                                                                  TOTAL LIABILITIES              $89,934                  $91,215
Shareholders' equity:
  Common Stock, par value $1 per share - authorized 1997 and 1996 - 10,000,000 shares;
      issued and outstanding:  1997 - 4,693,525 and 1996 - 4,678,183 shares                       $4,694                   $4,678
  Additional paid-in capital                                                                       1,526                    1,489
  Unrealized gain (loss) on securities available-for-sale                                            215                      (65)
   Retained Earnings                                                                              11,456                   15,553
                                                                                         ----------------         ----------------

                                                         TOTAL SHAREHOLDERS' EQUITY               17,891                   21,655
                                                                                         ----------------         ----------------

                                         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $107,825                 $112,870
                                                                                         ================         ================



See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
McM CORPORATION AND SUBSIDIARIES
  (Thousands of dollars, except per share data)



                                                               Nine Months Ended                  Three Months Ended
                                                                  September 30                       September 30
                                                        --------------------------------        --------------------------------
                                                             1997            1996                    1997            1996
                                                        --------------------------------        --------------------------------
REVENUES
  Premiums earned                                               $57,139         $54,961                 $18,776         $18,098
  Premiums ceded                                                (15,020)        (16,458)                 (4,884)         (5,215)
                                                        --------------------------------        --------------------------------

  Net premiums earned                                            42,119          38,503                  13,892          12,883

  Investment income, less investment expenses:
    $316 and $344 for the nine months ended
   September 30, 1997 and 1996, and $103 and $108 for the
   three months ended September 30, 1997 and 1996                 2,272           2,371                     768             764
  Other income                                                      551             248                     340              81
                                                        --------------------------------        --------------------------------

                                TOTAL REVENUES                   44,942          41,122                  15,000          13,728


LOSSES AND EXPENSES
  Losses and settlement expenses                                 46,469          37,097                  17,631          11,468
  Losses and settlement expenses ceded                          (12,285)        (11,733)                 (3,265)         (2,723)
                                                        --------------------------------        --------------------------------

  Net losses and settlement expenses                             34,184          25,364                  14,366           8,745

  Underwriting, acquisition and administrative expenses          14,653          14,016                   4,924           4,510
   Provision for bad debts on liquidated reinsurers                 202              50                     142              50
                                                        --------------------------------        --------------------------------

                     TOTAL LOSSES AND EXPENSES                   49,039          39,430                  19,432          13,305
                                                        --------------------------------        --------------------------------

                             NET (LOSS) INCOME                  ($4,097)         $1,692                 ($4,432)           $423
                                                        ================================        ================================


PER SHARE DATA:
  (Loss) income  per share                                       ($0.87)          $0.36                  ($0.94)          $0.09
                                                        ================================        ================================


  Dividends per share declared by McM                             $0.00           $0.04                   $0.00           $0.02
                                                        ================================        ================================



See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)
MCM CORPORATION AND SUBSIDIARIES
   (Thousands of dollars)

                                                                                                 Nine Months Ended
                                                                                                    September 30
                                                                                         -----------------------------------
                                                                                              1997                1996
                                                                                         ----------------    ---------------
OPERATING ACTIVITIES
  Net income                                                                                     ($4,097)            $1,692

  Adjustments to reconcile net income to net cash used by operating activities:
    Policy liabilities                                                                            (1,711)            (8,101)
    Premiums receivable                                                                              (59)              (648)
    Accrued investment income                                                                         72                181
    Net receivable from reinsurers                                                                   993              3,797
    Amortization of deferred policy acquisition costs                                              8,350              7,292
    Policy acquisition costs deferred                                                             (8,280)            (8,012)
    Other                                                                                            277              1,379
                                                                                         ----------------    ---------------

                                             CASH USED BY OPERATING ACTIVITIES                    (4,455)            (2,420)

INVESTING ACTIVITIES

  Securities available-for-sale:
     Purchases                                                                                    (5,500)            (9,881)
     Sales                                                                                         1,581                  0
     Maturities                                                                                    2,340              6,965
  Securities held-to-maturity:
     Purchases                                                                                         0             (1,961)
     Maturities                                                                                    2,762             10,603
  Purchases of property and equipment                                                               (752)              (383)
   Decrease/(Increase) in short-term investments                                                   4,415             (3,224)
                                                                                         ----------------    ---------------

                                             CASH PROVIDED BY INVESTING ACTIVITIES                 4,846              2,119

FINANCING ACTIVITIES

   Employee Stock Purchases                                                                           53                  0
   Cash dividends paid                                                                                 0               (188)
                                                                                         ----------------    ---------------

                                            CASH PROVIDED (USED) BY FINANCING ACTIVITIES              53               (188)
                                                                                         ----------------    ---------------

                                            INCREASE (DECREASE) IN CASH                             $444              ($489)
                                                                                         ================    ===============



See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
McM Corporation and Subsidiaries
September 30, 1997


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

NOTE B -- NEW ACCOUNTING STANDARDS

         In February 1997, the Financial Accounting Standards Board issued the Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128"), which is required to be adopted on December 31, 1997. Upon adoption, the Company will be required to change the method used currently to compute earnings per share and to restate all prior periods presented. Under the new requirements for calculating basic or primary earnings per share the dilutive effect of common stock equivalents will be excluded. Currently, shares issuable under the Company's employee stock option and other stock based plans are excluded from the weighted average number of shares used in the Company's computation of primary earnings per share on the assumption that their effect is not dilutive. Consequently, adoption of FAS 128 will have no impact on the Company's computation of primary earnings per share for the quarters ended September 30, 1997 and 1996. The impact of FAS 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

NOTE C -- INCOME TAXES

         No provision for income taxes has been recognized by the Company for the periods presented because of the Company's reported loss or utilization of tax return net operating loss carryforwards.

NOTE D -- STOCK OPTION PLAN AND EARNINGS PER SHARE

         Earnings per common share are based on 4,693,525 shares of Common Stock issued and outstanding and exclude the effect of common stock equivalents. Stock options had no effect on the computation of earnings per share.


NOTE E --  CONTINGENCIES

Litigation:

         1. An action purporting to be a shareholders' derivative action has been brought against McM, each of its directors, the McMillen Trust (owner of 65% of McM's shares) and Wilmington Trust Company as Trustee of the McMillen Trust. Also named as defendant is McM Acquisition Corporation ("MAC"), an entity formed by Raleigh private investor and real estate developer, M. Roland Britt, in his efforts to acquire shares of McM Corporation. The action was filed on September 22, 1997, in the Guilford County, North Carolina, Superior Court.

         The suit was filed by Jesse Greenfield and David Robinson, two shareholders of McM. The plaintiffs state that the suit was brought on behalf of McM shareholders other than the McMillen Trust. Among other allegations, the suit complains that the Trust, because it owns approximately two-thirds of the shares of McM, has effectively exercised control of the Company. It challenges the composition of the McM Board of Directors and the actions of the Board as being controlled by the majority shareholder. The complaint alleges that the action of the Trustee in connection with the McMillen Trust's grant of an option to sell its shares at $6.20 per share to MAC was improper. The suit also complains that the Company improperly allowed MAC an exclusive due diligence period. (This due diligence period expired by its terms on September 29, 1997.)

         The plaintiffs ask the Court (a) to void the Trust's grant of the option to MAC, (b) to void the Board's grant of the now-expired exclusive due diligence period to MAC, (c) to remove the Company's directors who have an affiliation with the Trust and replace them with directors who are unaffiliated with the Trust and (d) to order the Trust, the Trustee, the directors affiliated with the Trust and the Board of Directors to pay money damages to the minority shareholders of McM, including plaintiffs' attorneys' fees.

         The ultimate outcome of the litigation cannot presently be determined. Accordingly, no provision for any liability has been made in the accompanying financial statements.

         2. In the normal course of operations, certain subsidiaries of the Company have been named as parties to various pending and threatened litigation.

         While the outcome of some of these matters cannot be estimated with certainty, it is the opinion of management, after consultation with legal counsel, that the resolution of this litigation will not have a material adverse effect on the Company's consolidated financial position.

MANAGEMENT'S DISCUSSION AND ANALYSIS
McM Corporation and Subsidiaries


Review of Operations

         Unaudited results for the nine months ended September 30, 1997, reflect a net loss of $4,097,000 or $.87 per share, compared to net income of $1,692,000 or $.36 per share for the first nine months of 1996.

         Consolidated gross revenues for the first nine months of 1997 increased 9% to $45,258,000 compared to $41,466,000 for the same period in 1996. Total net premium revenues were $42,119,000 for the first nine months of 1997 compared to $38,503,000 for the same period in 1996, an increase of approximately 9%. This increase in net premiums is primarily the result of growth in direct private passenger automobile premium writings and a reduction in the Company's private passenger quota share reinsurance program.

         Consolidated results for 1997 have been significantly affected by by management's decision to increase prior year loss reserves for ongoing lines of business by approximately $3.0 million. This action was taken primarily as a result of deterioration in the Company's actuarial loss projections for the commercial auto liability line of business for the 1996 and 1995 accident years. Accordingly, $2.1 million of the increase relates to the commercial auto liability line of business. In addition, commercial auto physical damage and private passenger auto liability reserves for prior accident years were increased by approximately $450,000 and $415,000, respectively. Management also increased loss reserves for the current underwriting year by approximately $1.8 million primarily as a result of higher than anticipated claim costs in commercial and private passenger physical damage coverages. Reserves relating to these coverages were increased approximately $1.1 million and $370,000, respectively. As a result of these reserve increases, the overall claims and loss and loss settlement expense ratio increased 15.3 percentage points to 81.2% for the first nine months of 1997, compared to 65.9% for the same period last year.

         The ratio of underwriting, acquisition and administrative expenses and provision for liquidated reinsurance to net earned premium continued to show improvement reflecting management's ongoing efforts to reduce expenses and improve operating efficiency. This ratio showed a decline of 1.2 percentage points to 35.3% for the first nine months of 1997 compared to 36.5% for the same period last year.

         Shareholders' equity at September 30, 1997, totalled $17,891,000 or $3.81 per share compared to $21,655,000 or $4.63 per share at December 31, 1996. Consolidated assets totalled $107,825,000 at September 30, 1997, compared to $112,870,000 at December 31, 1996.

Liquidity and Capital Resources

         Consolidated gross investment income totalled $2,588,000 for the first nine months of 1997, compared to $2,715,000 for the same period in 1996. This decline in investment income is primarily the result of a reduction of invested assets, which were $51.5 million at September 30, 1997, compared to $59.8 million at September 30, 1996. The decline in invested balances is primarily attributed to accelerated settlement of claim related liabilities. Reserves for claims losses and loss settlement expenses totalled $54.5 million and $55.3 million at September 30, 1997 and December 31, 1996, respectively. Excluding the effects of the $4.8 million reserve increase discussed previously, claim liabilities at September 30, 1997, showed a decrease of $5.6 million when compared to claim related liabilities at September 30, 1996.

         Cash used by operating activities totalled $4.5 million for the first nine months of 1997, compared to $2.4 million during the same period in 1996. This decline in operating cash flows is due primarily to the accelerated level of claim payments discussed above.

         Cash and short-term investments held by the Company at September 30, 1997 were approximately $11.9 million, compared to $15.8 million at December 31, 1996. The Company maintains a portfolio of cash and short-term investments which it believes is adequate to meet projected expenditures.

McM CORPORATION AND SUBSIDIARIES

PART II

Item 1.                    Legal Proceedings.

                  1) Reference is hereby made to Note E of the Consolidated Financial Statements provided in Part I,
                           Item 1 of this Form 10-Q.

Items 2 - 5.               Nothing to report.

Item 6.                    Exhibits and Reports on Form 8-K

                  1) The Company reported on Form 8-K dated October 3, 1997, the filing of an action denominated as a shareholders' derivative action against the Company, its majority shareholder, the Trustee of the majority shareholder and McM's directors. Reference is hereby made to Note E of the Consolidated Statements provided in Part I, Item 1 of this
                           Form 10-Q for more detailed information concerning the status of this action.

                  2)       Exhibit 27: Financial Data Schedule (for SEC use
                           only)

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          McM Corporation
                                     ----------------------------------
                                           (Registrant)




                                     STEPHEN L. STEPHANO
                                     ----------------------------------
                                     Stephen L. Stephano
                                     President and
                                     Chief Operating Officer
November 14, 1997


                                     KEVIN J. HAMM
                                     ----------------------------------
                                     Kevin J. Hamm
                                     Vice President
                                     and Chief Financial Officer