Form 10-K405
period 1997-12-31
MCM CORP
filed 1998-03-31
CIK 275710

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                   For the Fiscal Year Ended December 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 (NO FEE REQUIRED)

              For the transition period from ________ to ________.

                         Commission File Number: 0-8678

                                 McM Corporation
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


         North Carolina                                   56-1171691
-------------------------------                       -------------------
(State or other jurisdiction of                         (IRS Employer
incorporation or organization)                        Identification No.)


         Box 12317, 702 Oberlin Road, Raleigh, North Carolina  27605
         -------------------------------------------------------------
                (Address of principal executive office)     (Zip Code)

        Registrant's telephone number, including area code (919) 833-1600

           Securities registered pursuant to Section 12(b) of the Act:

                                                          Name of each exchange
Title of each class                                       on which registered
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [X]

            State the aggregate market value of the voting stock held by non-affiliates of the registrant as of March 16, 1998.
           ----------------------------------------------------------
                   Common Stock, $1.00 par value -- $2,217,857

At December 31, 1997, 4,695,621 shares of common stock of the registrant were outstanding.

                       Documents Incorporated by Reference

Portions of the annual report to shareholders for the year ended December 31, 1997, are incorporated by reference into Parts I, II and IV.

Portions of the annual proxy statement for the year ended December 31, 1997, are incorporated by reference into Part III.

                                     PART I

Item 1. Business

         McM Corporation ("McM" or the "Company") is an insurance holding company conducting its business through insurance and non-insurance subsidiaries. The following schedule identifies the subsidiaries of McM and the abbreviations by which they are identified in this document.

                 Subsidiary                          Abbreviation
                 ----------                          ------------

PROPERTY AND CASUALTY

         Occidental Fire & Casualty Company
                  of North Carolina                  OF&C
         Wilshire Insurance Company                  Wilshire

OTHER:

         Equity Holdings, Inc.                       Equity Holdings

         In connection with and because it desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, McM would like to caution readers regarding certain forward-looking statements in the following discussion and elsewhere in this Form 10-K. While McM believes in the veracity of all statements made herein, forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable by McM are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond McM's control, and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause its actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of McM. The forward looking statements are especially difficult for lines of business that are longer tail in nature such as the Company's commercial automobile liability line of business which is inherently subject to considerable variability and volatility.

Item 1.  (a) General Development of the Business

         McM was organized as a North Carolina corporation on May 27, 1977, and subsequently acquired or organized a number of insurance corporations and other subsidiaries. From 1977 to 1991, McM operated as a multi-line holding company with both life and health and property and casualty insurance operations.

         The McMillen Trust, controlling shareholder of McM, currently owns 65.8% of the outstanding stock of McM. A petition was filed on behalf of the McMillen Trust in the Chancery Court of Delaware on December 2, 1986, seeking relief from the requirement that the Trust own at least

65% of the shares of McM. The Court, on December 10, 1987, determined that the Trust must divest itself of its ownership of the shares of McM and invest the proceeds in a diversified portfolio for the benefit of present and future beneficiaries of the Trust. The Board of Directors of McM and the Trust believed that the interests of all shareholders would be best served by a coordinated sales process by which potential purchasers could be qualified and due diligence reviews scheduled with minimal disruption to ongoing operations.

         In 1991, McM decided to discontinue its life and health insurance segment. On October 24, 1991, Occidental Life Insurance Company and Peninsular Life Insurance Company were sold to Pennsylvania Life Insurance Company. On June 22, 1992, Atlantic Southern Insurance Company was sold to Global Life Assurance Company Limited. The sale of Atlantic Southern Insurance Company completed the disposition of the Company's life and health segment.

         In January 1993, McM's Board of Directors announced that it had decided to discontinue efforts to sell the remaining companies in the McM group, including OF&C and Wilshire. The Board's decision was prompted by market and economic conditions as well as other factors which had an adverse effect on the general sale process being conducted by PaineWebber, Incorporated ("PaineWebber"). However, PaineWebber has continued to serve the McM group as its financial advisor.

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

         The next day, February 4, 1997, McM received a copy of an SEC Schedule 13D filed by MAC and Mr. Britt. This Schedule 13D provided further information in connection with the option. Attached to the Schedule 13D were written agreements dated November 22, 1996, and January 24, 1997, between the Trust and MAC relating to the option and to a possible merger between McM and MAC. Also attached was a copy of an agreement entered into between McM and MAC on January 31, 1997, in a separate, independent action wherein McM agreed to provide MAC with confidential access to the Company's records and information to enable MAC to conduct due diligence reviews and pursue appropriate financial arrangements for a possible acquisition of all of McM's shares. This agreement, which was to expire May 31, 1997, also granted to MAC an exclusive period during which McM would continue its policy in effect at that time of not soliciting acquisition offers. In May 1997, the Board agreed to extend the period covered by the agreement until September 28, 1997, at which time it expired.

         On September 22, 1997, a suit purporting to be a shareholder's derivative action was brought against the Company, its directors, the McMillen Trust and Wilmington Trust Company as Trustee of the McMillen Trust. MAC was also named as a defendant.

         The suit was filed in the Guilford County Superior Court by two shareholders of McM on behalf of all McM shareholders except for the McMillen Trust. The suit complained, among other allegations, that because the Trust owns approximately two-thirds of the shares of the corporation, it effectively exercised control of the corporation. It challenged the composition of the McM Board of Directors and the actions of the Board as being controlled by the majority shareholder. The complaint asked that the Court void the action of the Trustee in connection with the McMillen Trust's grant of the option to sell its shares to MAC. The suit also complained that the corporation had inappropriately allowed MAC an exclusive due diligence period which expired by its terms on September 28, 1997.

         On December 23, 1997, the Superior Court approved an agreement to terminate MAC's option and related agreements between the Trust and MAC (the "Release"). The Release was signed by all parties to the pending litigation and contained a mutual release between the remaining parties and MAC of any claims which could have arisen from the option and related agreements and dismissed MAC as a defendant in the litigation.

         On February 20, 1998, the Superior Court approved a settlement of the litigation. The settlement agreement, executed by all parties to the litigation, provides that the Company, the current directors, the McMillen Trust and Wilmington Trust Company will use their best efforts to nominate and elect Mr. Jesse Greenfield to the McM Board of Directors at McM's 1998 annual shareholders' meeting. The settlement agreement also contains provisions for nominal monetary concessions by the Plaintiffs and the Company and mutual releases between all parties.

         In connection with McM Corporation's continuing efforts to consider all strategies and alternatives available to maximize shareholder value, the Company has authorized PaineWebber to explore all reasonable methods to increase the capital position of McM, including a possible sale of the Company.

         There were 147 employees of McM and its subsidiaries at December 31, 1997, all of which are directly employed by the property and casualty subsidiaries.

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

         The agents who produce business for OF&C and Wilshire are not exclusive agents of the companies and generally have affiliations with other insurance companies which may compete with McM. One agent accounts for approximately 16% of premium income of the property and casualty business of McM.

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

Competition. The property and casualty insurance business is highly competitive. In most jurisdictions in which McM's property and casualty insurance subsidiaries market their policies, there are numerous large standard lines stock and mutual companies as well as other specialty companies competing for the same business. Many of the companies have greater financial resources, larger marketing organizations and broader diversification of risks than the McM companies however, McM believes that the policies, rates, commissions and services of its companies are competitive with other companies writing these types of business.

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

         Insurance companies must keep assets equal to the minimum capital required by law plus the accumulated reserves invested in certain classes of investments as specified in the statutes applicable to such companies. In addition, the National Association of Insurance Commissioners ("NAIC") has adopted Risk-Based Capital ("RBC") requirements for property and casualty insurance companies. RBC was developed to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks. The RBC formula serves as an early warning tool for state insurance regulators to help identify, for the purpose of initiating regulatory action, companies which may be inadequately capitalized.

         OF&C, as a result of the need to significantly strengthen reserve adequacy of the property and casualty companies during 1997, triggered the first RBC regulatory action threshold defined as Company Action Level RBC ("CAL"). Triggering the CAL threshold requires that an insurer prepare and submit to its domiciliary state a comprehensive financial plan. Among other items, the plan should identify the conditions in the insurer that contributed to the CAL event and contain proposals for corrective actions that the insurer intends to take that are expected to result in the elimination of the company action level event. The Company has identified specific areas of its business contributing to the decline in profitability and statutory capital and surplus and has implemented remedial steps designed to improve the overall profitability of property and casualty operations and eliminate the RBC deficiency.

         OF&C, working within the framework of RBC guidelines, will submit its plan of action to the state of North Carolina in the near future and believes that its indicated RBC deficiency will be corrected through this plan. The capital and surplus for Wilshire is well in excess of any regulatory action thresholds defined by the NAIC.

         The reporting practices for McM's property and casualty subsidiaries are prescribed or permitted by state regulatory authorities ("statutory accounting") and may differ from generally accepted accounting principles ("GAAP"). OF&C (which includes Wilshire on a statutory equity basis) reported to insurance regulatory authorities combined statutory capital and surplus of $11.5 million and $18.2 million at December 31, 1997 and 1996, respectively. Combined capital and surplus on a GAAP basis was $15.5 million and $23.6 million at December 31, 1997 and 1996, respectively.

         There are two major reconciling differences between the statutory accounting and GAAP capital and surplus balances of McM's property and casualty subsidiaries. In GAAP accounting, costs which vary with and are primarily related to the production of property and casualty business are deferred to the extent recoverable and are amortized over the lives of the policies in proportion to the recognition of premium earned. Statutory accounting does not permit this deferral and requires property and casualty companies to fully recognize these expenses in the period they were incurred. At December 31, 1997, McM's property and casualty subsidiaries recorded $2.8 million in deferred policy acquisition costs as an asset on the GAAP balance sheet compared to $4.0 million at December 31, 1996. Statutory accounting also requires property and casualty companies to record as a liability and restriction to capital and surplus the uncollateralized portion of balances receivable from non-admitted reinsurers ("Schedule F Penalty"). The combined Schedule F Penalty recorded by McM's property and casualty subsidiaries totalled $261,200 and $269,000 at December 31, 1997 and 1996, respectively.

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

         The largest liability exposure insured for any one risk is

$2,000,000. Reinsurance is in place to reduce the companies' exposure on premiums earned subsequent to January 1992, to $100,000 of loss per risk. The retention per risk on premiums earned prior to January 1, 1992, generally is $100,000 with the exception of 1991 when the loss retention was $250,000. Premiums payable under certain of the companies' liability reinsurance treaties prior to January 1, 1990, are based in part on actual loss experience. Premiums for the liability treaties subsequent to 1990 are calculated on a flat rate based on policy limits. Separate physical damage (excluding theft and collision) and motor cargo catastrophe reinsurance treaties provide reinsurance on any one catastrophic occurrence. Coverages under these treaties are limited to a maximum of 95% of $4,000,000 in excess of the first $500,000 of losses paid.

         Quota share reinsurance coverages, by which the companies and their reinsurers share risk on a proportionate basis, are also in place for both commercial and private passenger automobile business. The companies cede 5% of the retained commercial auto liability coverages. Prior to 1996, private passenger automobile business was ceded at a rate of 40%, however, the cession rate was reduced to 30% in 1996 and 20% in 1997. These quota share arrangements allow the companies to better control premium growth.

         The principal reinsurers of the companies for current business are Zurich Reinsurance, Ltd., Unionamerica Insurance Company, CNA International Reinsurance Company, Ltd., Murray Lawrence & Partners Underwriters, AXA Reassurance Company and Sphere Drake Insurance. Reinsurance agreements cover commercial and private passenger automobile liability, physical damage (excluding theft and collision), motor cargo and ancillary coverages. In addition to the reinsurers named above, principal reinsurers of the companies for prior years' reinsurance treaties are Employers Reinsurance Corporation, National Reinsurance Company and Reinsurance Corporation of New York.

Loss Reserves and Loss Adjustment Expenses

         The consolidated financial statements include the estimated liability for unpaid losses and loss adjustment expenses ("LAE") of the property and casualty insurance subsidiaries. The liabilities for losses and LAE are determined using case basis evaluations and statistical projections and represent estimates of the ultimate net cost of all unpaid losses and LAE incurred through December 31 of each year. These estimates give effect to trends in claims severity and other factors which may vary as the liabilities are ultimately settled. The estimates are continually reviewed and as adjustments to these liabilities become necessary such adjustments are reflected in current operations.

         The following table provides a reconciliation of beginning and ending liability balances for 1997, 1996 and 1995.

                   Reconciliation of Net Liability for Losses
                          and Loss Adjustment Expenses

                                          1997          1996          1995
                                          ----          ----          ----
                                              (Thousands of dollars)
GAAP
  Reserves for losses and
   settlement expenses, net of
   reinsurance recoverables, at
   beginning of year                     $26,532      $29,997      $ 38,415

 Provision for insured events of
  the current year                        42,243       37,651        31,282

 Increase (decrease)in provision
  for insured events of prior
  years                                    5,774        1,559          (248)
                                         -------      -------       -------
 Incurred losses and settlement
  expenses during current year,
  net of reinsurance                      48,017       39,210        31,034

Payments for:
 Losses and settlement expenses
  attributable to insured event of
  the current year                        26,123       22,853        18,113

 Losses and settlement expenses
  attributable to insured events
  of prior years                          19,267       19,822        21,339
                                         -------      -------       -------
                                          45,390       42,675        39,452
                                         -------      -------       -------
 Reserves for losses and settlement
  expenses, net of reinsurance
  recoverables, at end of year            29,159       26,532        29,997

 Reinsurance recoverable on unpaid
  losses and settlement expenses
  at end of current year                  28,124       28,768        36,155
                                         -------      -------       -------

 Gross reserves for losses and
  settlement expenses at end
  of year                                $57,283      $55,300      $ 66,152
                                         =======      =======      ========

         The reconciliation above reflects the emergence of a $5,774,000 deficiency in the December 31, 1996, reserve during 1997. This deficiency included adverse reserve development of approximately $844,000 in private passenger auto liability reserves, $813,000 in private passenger auto and commercial auto physical damage and inland marine reserves, and $3,531,000 relating to the commercial auto liability line of business. In addition, approximately $586,000 of this deficiency relates to discontinued lines of business and participation in involuntary pools and other residual market mechanisms in which OF&C and Wilshire are required to participate by the various states in which the companies write insurance. The increase in overall reserve levels for 1997 resulted from prior year reserve deficiencies, particularly for the 1995 and 1996 accident years and increased claim costs in the current underwriting year for commercial and private passenger automobile physical damage coverages.

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

         The liability for losses and LAE of $57,283,000 reported in the accompanying financial statements in accordance with generally accepted accounting principles (GAAP) is reported on a gross basis, i.e., without reduction for reinsurance, and differs from that reported in the annual statements filed with state insurance departments in accordance with statutory accounting practices (SAP), which are reported net of reinsurance. See Note A of the accompanying 1997 financial statements.






                       THIS SPACE LEFT BLANK INTENTIONALLY

                      ANALYSIS OF LOSS AND LOSS ADJUSTMENT
                               EXPENSE DEVELOPMENT
                 NET OF REINSURANCE WITH SUPPLEMENTAL GROSS DATA


(Thousands of dollars)

YEAR ENDED                 1987      1988      1989      1990      1991      1992      1993      1994      1995      1996     1997
-----------------        --------   -------   -------   -------   -------   -------   -------   -------   -------   -------  -------
Liability for Unpaid
  Claims and Claim
  Adjustment Expense     $103,115   $96,308   $78,120   $64,002   $64,304   $59,580   $51,625   $38,415   $29,997   $26,532  $29,159

Paid (Cumulative) as of:

  One year later          $45,676   $48,461   $42,731   $41,726   $29,635   $28,500   $27,034   $21,338   $19,822   $19,267       $0
  Two years later          75,454    72,353    63,893    47,833    44,905    44,659    39,119    31,096   $28,469
  Three years later        90,546    84,912    67,649    56,343    54,980    51,326    44,649    35,177
  Four years later         99,200    87,368    72,305    61,006    58,364    54,561    46,668
  Five years later        101,072    90,495    75,568    62,341    60,459    55,699
  Six years later         103,242    93,146    76,350    63,728    61,215
  Seven years later       105,555    93,769    77,562    64,459
  Eight years later       105,791    94,930    78,084
  Nine years later        106,916    95,451
  Ten years later         107,423

Liability Reestimated as of:

  One year later         $108,844   $97,562   $77,625   $68,679   $64,175   $60,849   $51,643   $38,167   $31,556   $32,306       $0
  Two years later         109,955    95,362    78,970    66,266    64,686    59,881    50,184   $38,060    34,207
  Three years later       108,203    96,354    79,861    67,429    64,167    58,563    49,874   $38,966
  Four years later        109,058    96,874    80,345    67,540    63,204    58,713    50,131
  Five years later        109,164    97,453    80,695    66,357    63,939    59,138
  Six years later         109,198    97,619    79,909    67,115    64,278
  Seven years later       109,415    97,251    80,698    67,465
  Eight years later       109,226    98,054    81,067
  Nine years later        110,008    98,428
  Ten years later         110,394
                         --------   -------   -------   -------   -------   -------   -------   -------   -------   -------  -------

Cumulative Deficiency
    (Redundancy)           $7,279    $2,120    $2,947    $3,463      ($26)    ($442)  ($1,494)     $551    $4,210    $5,774       $0
                         ========   =======   =======   =======   =======   =======   =======   =======   =======   =======  =======
Gross Data at End of Year
Gross Liability                                                                                                     $55,300  $57,283
Reinsurance Recoverable                                                                                              28,768   28,124
                                                                                                                    -------  -------
Net Liability                                                                                                       $26,532  $29,159
                                                                                                                    =======  =======


         The table above presents the development of balance sheet liabilities for 1987 through 1997. The top line of the table shows the estimated liability for unpaid losses and LAE recorded at the balance sheet date for each of the indicated years. This liability represents the estimated amount of losses and LAE for claims arising in all prior years that are unpaid at the balance sheet date, including losses that had been incurred but not yet reported to the Company. The lower portion of the table shows the re-estimated amount of the previously recorded liability based on experience as of the end of each succeeding year. The estimate is increased or decreased as more information becomes known about the frequency and severity of claims for individual years.

         The deficiency/(redundancy) totals as set forth in the table represent the aggregate change in the estimates over all prior years. For example, through 1997, the 1988 liability has developed a $2,120,000 deficiency which has been recognized in operations over the nine year period. The effects on income of the past three years of changes in estimates of the liabilities for losses and LAE is shown in the preceding table, "Reconciliation of Net Liability for Losses and Loss Adjustment Expenses".

         The upper section of the table, "Analysis of Loss and Loss Adjustment Expense Development", shows the cumulative amount paid with respect to the previously recorded liability as of the end of each succeeding year. For example, as of December 31, 1997, the Company paid $107,423,000 of the current re-estimated reserve for losses and loss adjustment expenses at December 31, 1987, of $110,394,000. Thus an estimated $2,971,000 of losses incurred through 1987 remain unpaid as of the current financial statement date.

         In evaluating this information, it should be noted that each amount includes the effects of all changes in amounts for prior periods. For example, the amount of the deficiency related to losses settled in 1989, but incurred in 1987, will be included in cumulative redundancy (deficiency) amount for years 1987 and 1988. This table does not present accident or policy year development data. Conditions and trends that have affected development of the liability in the past may not necessarily occur in the future. In addition, the Company has entered into numerous reinsurance commutations and assumption transactions, as discussed below, which are included in the information presented. Accordingly, it may not be appropriate to extrapolate future deficiencies or redundancies based on this table.

         On March 5, 1987, the Company entered into a commutation agreement with Omaha Indemnity Company (OIC), a subsidiary of Mutual of Omaha, whereby OIC remitted $26 million of cash to the Company in satisfaction of all liabilities due under various reinsurance treaties. Of this amount, $5.5 million reimbursed existing paid loss recoverables leaving $20.5 million available to cover future loss payments on the commuted block of reserves. Based on a review of the commuted reserves by the Company's actuary and by an independent actuarial consulting firm, the projected ultimate value of commuted reserves and paid loss recoverables exceeded the commutation proceeds by $5.5 million. This transaction was recorded in the 1986 consolidated financial statements. Remaining loss and loss adjustment expense reserves related to this block of business at December 31, 1997, are not material.

         During 1985 McM entered into a commutation agreement with Universal Reinsurance Corporation and Northwestern National Insurance Company, whereby they remitted $15.5 million of cash to McM's property and casualty subsidiaries in satisfaction of all liabilities due under the various reinsurance treaties. This cash settlement was supplemented by $1 million in development recorded during 1986. An additional $1.7 million in development was recorded during 1987. The Company has experienced no significant development on this business since 1987 and remaining loss and loss adjustment expense reserves at December 31, 1997, are not material.

         Additionally, the Company experienced adverse development of $1.2 million during 1987 on reserves commuted with several other reinsurers. No significant development has been experienced on these reserves since 1987.

         Effective December 31, 1985, OF&C assumed the liabilities on business previously written by Peninsular Fire Insurance Company ("PFICO"), a former subsidiary of McM. The coverages, which were primarily workers' compensation and commercial multi-peril, are being run off and no new coverages have been underwritten. Adverse development on the PFICO reserves was $2.5 million in 1985, $3.1 million in 1986, $3.9 million in 1987, and $3.1 million in 1988.
Development since 1988 has not been material.

         The information below the table is a reconciliation of the data in the table, which is reported net of reinsurance, to the reserves in the balance sheet which are stated gross of reinsurance.

               Geographic Distribution of Direct Written Premiums

         The following is a summary of property and casualty direct written premiums written in 1997 by geographic location. States accounting for less than five percent (5%) of premiums are combined in "Other".

                    STATE                              PERCENT
                    -----                              -------
                    California                          32
                    Florida                             11
                    Nevada                              14
                    Other                               43
                                                       ---
                                                       100%

Item 1.  (d) Financial Information About Foreign and Domestic Operations
             and Export Sales

     The information called for under this item does not apply.


Item 2.  Properties

         McM ant its subsidiaries lease home office properties in various locations. The major locations are set forth in the following table:

                                   Square       Book       Annual
                                   Footage      Value       Rent
                                   -------      -----      ------
Raleigh, North Carolina
         OF&C                      27,298      Not Owned   $462,101
         Wilshire
         McM

Lancaster, California
         Wilshire                  10,578      Not Owned   $121,924

Scottsdale, Arizona
         OF&C                       7,193      Not Owned   $131,277
         Wilshire


Item 3.  Legal Proceedings

         On September 22, 1997, an action denominated as a shareholders' derivative action was brought against McM, the McMillen Trust, the Trustee of the McMillen Trust, McM's directors and McM Acquisition Corporation. This action settled on February 20, 1998. For more detailed information regarding this action, see Item 1(a).


Item 4.  Submission of Matters to a Vote of Security Holders

         There were no matters submitted to a vote of security holders during the fourth quarter of 1997.

                                     PART II


Item 5.  Market for the Registrant's Common Equity and Related
         Stockholder Matters

         The market information and related stockholder matters are incorporated by reference from the Annual Report to Shareholders for the year ended December 31, 1997. This information is included in the Annual Report to Shareholders and is on page 31 of this report.

Item 6.  Selected Financial Data

         The selected financial data is incorporated by reference from the Annual Report to Shareholders for the year ended December 31, 1997. See page 31 of this report.


Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

         Management's discussion is incorporated by reference from the Annual Report to Shareholders for the year ended December 31, 1997. See pages 37 through 45 of this report.

Item 8.  Financial Statements and Supplementary Data

         The consolidated financial statements of McM Corporation and subsidiaries and the report of independent auditors filed in response to Item 8 are incorporated by reference from the Annual Report to Shareholders beginning on page 46 of this report.

         A summary of the quarterly results of operations for the years ended December 31, 1997, and December 31, 1996, is incorporated by reference from the Annual Report to Shareholders on page 70 of this report.

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure

         The information called for under this item does not apply

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




                       THIS SPACE LEFT BLANK INTENTIONALLY

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

    1. Financial Statements--The financial statements required by this item are incorporated by reference from the Annual Report to Shareholders. The following consolidated financial statements of McM and subsidiaries are filed in response to Item 8:

         Consolidated Balance Sheets - December 31, 1997              46
         and 1996.

         Consolidated Statements of Operations - Years Ended
         December 31, 1997, 1996 and 1995.                            47

         Consolidated Statements of Shareholders' Equity
         Years Ended December 31, 1997, 1996 and 1995.                48

         Consolidated Statements of Cash Flows -
         Years Ended December 31, 1997, 1996 and 1995.                49

         Notes to Consolidated Financial Statements                   50

         Report of Independent Auditors                               69

    2. Financial Statement Schedules--The following schedules are filed in accordance with the requirements of Article 7 of Regulation S-X:

          Schedule 1 - Summary of Investments - Other than            21
                       Investments in Related Parties (In
                       compliance with Schedule I of Rule
                       7-05):

          Schedule 2 - Condensed Financial Information of             22
                       Registrant (In compliance with
                       Schedule II of Rule 7-05):

          Schedule 3 - Reinsurance (In compliance with                26
                       Schedule IV of Rule 7-05):

                                                                     Page


          Schedule 4 - Valuation and Qualifying Accounts              27
                      (In compliance with Schedule V of
                       Rule 7-05):


          Schedule 5 - Supplemental Information for Property          28
                        & Casualty Insurance Underwriters (In
                       compliance with Schedule VI of Rule
                       7-05):

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

                   b) The Phantom Stock Plan is incorporated by reference from the December 31, 1994, Form 10-K. The first amendment to this plan dated August 6, 1996, is incorporated by reference from the December 31, 1996, Form 10-K.

                   c) Employment and retention bonus contracts for certain
                      executive officers are incorporated by reference from the December 31, 1989, 1992, 1993, 1994 and 1996
                      Forms 10-K.

                   d) The Key Executive Incentive Compensation Plan is
                      incorporated by reference from the December 31, 1994 Form 10-K.

                   e) The Equity Appreciation Rights Plan is incorporated by
                      reference from the 1993 Proxy Statement.

                   f) The 1996 Employee Stock Purchase Plan is incorporated by reference from the 1996 Proxy Statement.

                   g) The 1996 Non-Employee Directors' Stock Purchase Plan is
                      incorporated by reference from to 1996 Proxy Statement

                                                                      Page

              Exhibit (13): Annual Report to Shareholders for          29
              year ended December 31, 1997.

              Exhibit (22):  Subsidiaries of the Registrant.           73

              Exhibit (23): Consent of Independent Auditors            74

              Exhibit (27): Financial Data Schedule (for SEC use only)

(b) The Company reported on Form 8-K dated October 3, 1997, the filing of an action denominated as a shareholders' derivative action against the Company, its majority shareholder, the Trustee of the majority shareholder McM's directors and McM Acquisition Corporation. Reference is hereby made to Part I, Item 1 (a) of this Form 10-K for more detailed information concerning the status of this action.

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



     McM CORPORATION

     By: /s/ STEPHEN L. STEPHANO
         -----------------------
         (Registrant)
         Stephen L. Stephano, President and
             Chief Operating Officer

     Date: 3/25/98
           -------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ GEORGE E. KING   3/25/98        /s/ MICHAEL DIGREGORIO   3/25/98
----------------------------        --------------------------------
George E. King                      Michael A. DiGregorio
Chairman Emeritus,                  Director
Chief Executive Officer and
Director



/s/ STEPHEN L. STEPHANO 3/25/98     /s/ LAURENCE F. LEE, JR.  3/25/98
-------------------------------     ---------------------------------
Stephen L. Stephano                 Laurence F. Lee, Jr.
President,                          Director
Chief Operating Officer
and Director



/s/ KEVIN J. HAMM   3/25/98         /s/ LAURENCE F. LEE III   3/25/98
---------------------------         ---------------------------------
Kevin J. Hamm                       Laurence F. Lee III
Vice President and                  Director
Chief Financial Officer



/s/ CLAUDE G. SANCHEZ, JR. 3/25/98  /s/ R. PEYTON WOODSON III  3/25/98
----------------------------------  ----------------------------------
Claude G. Sanchez, Jr.              R. Peyton Woodson III
Director                            Director