Form 10-Q
period 1998-03-31
MCM CORP
filed 1998-05-15
CIK 275710

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C.


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At March 31, 1998, 4,696,651 shares of Common Stock of the registrant were outstanding.

INDEX

McM CORPORATION AND SUBSIDIARIES


PART I.   FINANCIAL INFORMATION (Unaudited)

Item 1.           Financial Statements
                  Consolidated Balance Sheets -- March 31, 1998 and December 31, 1997

                  Consolidated Statements of Income --Three Months Ended March 31, 1998 and 1997

                  Consolidated Statements of Cash Flows -- Three Months Ended March 31, 1998 and 1997

                  Consolidated Statement of Changes in Shareholders' Equity -- March 31, 1998

                  Notes to Consolidated Financial Statements -- March 31, 1998

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

Item 3.           Default Upon Senior Securities

Item 4.           Submission of Matters to a Vote of Security Holders

Item 5.           Other Information

Item 6.           Exhibits and Reports on Form 8-K


SIGNATURES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
McM CORPORATION AND SUBSIDIARIES
    (Thousands of dollars)


                                                                                            March 31          December 31
ASSETS                                                                                        1998               1997
                                                                                            ---------          ---------

Invested Assets:
  Securities available-for-sale, at fair value:
       Fixed maturities (amortized cost: 1998 - $22,750; 1997 - $25,755)                    $  22,366          $  25,284
  Fixed maturities held-to-maturity, at amortized cost
      (fair value: 1998 - $3,234; 1997 - $3,235)                                                3,135              3,134
  Short-term investments                                                                       18,582             21,522
                                                                                            ---------          ---------

                                                                                               44,083             49,940

Cash                                                                                            2,609              1,698
Accrued investment income                                                                         721                531
Premiums receivable                                                                             9,568              8,552
Reinsurance balances recoverable on:
      Paid losses and settlement expenses                                                       2,585              1,476
      Reserves for losses and settlement expenses                                              29,094             28,124
      Unearned premiums                                                                         4,789              6,313
Deferred policy acquisition costs                                                               3,224              2,802
Equipment, at cost less accumulated depreciation
    (1998 - $2,014; 1997 - $1,954)                                                              1,782              1,833
Other assets                                                                                    2,765              2,871
                                                                                            ---------          ---------

                                                                       TOTAL ASSETS         $ 101,220          $ 104,140
                                                                                            =========          =========

LIABILITIES AND SHAREHOLDERS' EQUITY

  Reserves for losses and settlement expenses                                               $  54,966          $  57,283
  Unearned premiums                                                                            15,669             15,676
  Other policyholder funds                                                                      6,338              6,380
  Amounts payable to reinsurers                                                                 2,699              4,461
  Accrued expenses                                                                              8,585              7,572
                                                                                            ---------          ---------

                                                                  TOTAL LIABILITIES         $  88,257          $  91,372
Shareholders' equity:

  Common Stock, par value $1 per share - authorized
    1998 and 1997 - 10,000,000 shares; issued and
    outstanding: 1998 - 4,696,651 and 1997 - 4,695,621
    shares                                                                                  $   4,697          $   4,696

  Additional paid-in capital                                                                    1,532              1,530
  Accumulated other comprehensive income                                                         (384)              (471)
   Retained Earnings                                                                            7,118              7,013
                                                                                            ---------          ---------

                                                         TOTAL SHAREHOLDERS' EQUITY            12,963             12,768
                                                                                            ---------          ---------

                                         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $ 101,220          $ 104,140
                                                                                            =========          =========



See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
McM CORPORATION AND SUBSIDIARIES
  (Thousands of dollars, except per share data)


                                                                     Three Months Ended
                                                                          March 31
                                                                --------------------------
                                                                  1998              1997
                                                                --------          --------
REVENUES
  Premiums earned                                               $ 18,113          $ 18,857
  Premiums ceded                                                  (7,418)           (5,009)
                                                                --------          --------

  Net premiums earned                                             10,695            13,848

  Investment income, less investment expenses:
     (1998 - $91; 1997 - $110)                                       627               740
Realized investment gains                                             17                 0
Other income                                                         130                97
                                                                --------          --------

                                       TOTAL REVENUES             11,469            14,685



LOSSES AND EXPENSES
  Losses and settlement expenses                                  11,706            14,799
  Losses and settlement expenses ceded                            (4,732)           (5,274)
                                                                --------          --------

  Net losses and settlement expenses                               6,974             9,525

  Underwriting, acquisition and administrative expenses            4,390             4,852
                                                                --------          --------

                            TOTAL LOSSES AND EXPENSES             11,364            14,377
                                                                --------          --------

                                           NET INCOME           $    105          $    308
                                                                ========          ========


PER SHARE DATA:
  Net income per share                                          $   0.02          $   0.07
                                                                ========          ========

  Net income per share - assuming dilution                      $   0.02          $   0.07
                                                                ========          ========


  Dividends per share declared by McM                           $   0.00          $   0.00
                                                                ========          ========



See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
MCM CORPORATION AND SUBSIDIARIES
   (Thousands of dollars)


                                                                                                    Three Months Ended
                                                                                                         March 31
                                                                                                 ------------------------
                                                                                                   1998             1997
                                                                                                 -------          -------
OPERATING ACTIVITIES
  Net income                                                                                     $   105          $   308

  Adjustments to reconcile net income to net cash used by operating activities:
    Policy liabilities                                                                            (2,366)            (821)
    Premiums receivable                                                                           (1,016)            (339)
    Accrued investment income                                                                       (190)             167
    Net receivable from reinsurers                                                                (2,317)          (1,699)
    Amortization of deferred policy acquisition costs                                              1,876            3,609
    Policy acquisition costs deferred                                                             (2,298)          (3,820)
    Other                                                                                          1,293             (802)
                                                                                                 -------          -------

                                                   CASH USED BY OPERATING ACTIVITIES              (4,913)          (3,397)

INVESTING ACTIVITIES

  Securities available-for-sale:
     Purchases                                                                                    (2,051)          (3,166)
     Sales                                                                                         5,039                0
  Securities held-to-maturity:
     Maturities                                                                                        0            3,434
  Purchases of property and equipment                                                               (107)            (156)
   Decrease/(Increase) in short-term investments                                                   2,940            3,108
                                                                                                 -------          -------

                                                   CASH PROVIDED BY INVESTING ACTIVITIES           5,821            3,220

FINANCING ACTIVITIES

   Employee Stock Purchases                                                                            3               19
   Cash dividends paid                                                                                 0                0
                                                                                                 -------          -------

                                                   CASH PROVIDED BY FINANCING ACTIVITIES               3               19

                                                                                                 -------          -------
                                                   INCREASE (DECREASE) IN CASH                   $   911          ($  158)
                                                                                                 =======          =======



See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED) McM CORPORATION AND SUBSIDIARIES
    (Thousands of dollars)

                                           Accumulated
                                              Other
                                          Comprehensive      Retained        Common          Paid-in
                                             Income          Earnings         Stock          Capital          Total
                                        ---------------------------------------------------------------------------------

BALANCES AT JANUARY 1, 1998                     (471)         7,013          4,696           1,530           12,768

Comprehensive Income:

  Net income                                                    105                                             105
  Other comprehensive income:
    Unrealized gains on securities                87                                                             87

                                                                                                             ------
Comprehensive income                                                                                            192

Employee stock purchases                                                         1               2                3
                                        ---------------------------------------------------------------------------------

BALANCES AT MARCH 31, 1998                      (384)         7,118          4,697           1,532           12,963
                                        =================================================================================



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

         For further information regarding the significant accounting policies, refer to the consolidated financial statements and footnotes thereto included in McM's annual report on Form 10-K for the year ended December 31, 1997.

NOTE B -- NEW ACCOUNTING STANDARDS

         In June 1997, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") for years beginning after December 15, 1997. Comprehensive income is defined as essentially all changes in shareholders' equity exclusive of transactions with owners, such as capital investments, and includes net income
(loss) plus changes in certain assets and liabilities which are reported directly in equity. The unrealized gain or loss on available-for-sale securities is the Company's only component of other comprehensive income and is presented on the Consolidated Statement of Changes in Shareholders' Equity.

         Also during June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" for years beginning after December 15, 1997. The impact of the adoption of this accounting standard is unknown at this time.

         In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132") for years beginning after December 15, 1997. The overall objective of SFAS 132 is to improve and standardize disclosures about pensions and other postretirement benefits and to make the required information easier to prepare and more understandable. Subsequent adoption of this accounting standard will have no impact on the Company's earnings or surplus.

NOTE C -- INCOME TAXES

         No provision for income taxes has been recognized by the Company because of the utilization of tax return net operating loss carryforwards.

NOTE D -- STOCK OPTION PLAN AND EARNINGS PER SHARE

         Basic earnings per share are based on the weighted-average number of common shares outstanding during the year. The weighted-average number of common shares outstanding was 4,696,479 and 4,678,243 at March 31, 1998, and March 31, 1997, respectively. Diluted earnings per share were computed assuming that the weighted-average number of shares was increased by the conversion of fixed awards (employee stock options). The diluted per share computations reflect a change in the number of common shares outstanding (the "denominator") to include the number of additional shares that would have been outstanding if the potentially dilutive shares had been issued. In each period presented, net income or loss, the numerator, is the same for both basic and dilutive per share computations. The denominator was also unchanged for the periods presented.


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

MANAGEMENT'S DISCUSSION AND ANALYSIS
McM Corporation and Subsidiaries


Review of Operations

         Unaudited results for the three months ended March 31, 1998, show net income of $105,000 or $.02 per share, compared to net income of $308,000 or $.07 per share for the first three months of 1997. Consolidated gross revenues for the first three months of 1998 were $11,560,000 compared to $14,795,000 for the same period in 1997.

         Shareholders' equity at March 31, 1998, totalled $12,963,000 or $2.76 per share compared to $12,768,000 or $2.72 per share at December 31, 1997. Consolidated assets totalled $101,220,000 at March 31, 1998, compared to $104,140,000 at December 31, 1997.

         Total net premium revenues were $10,695,000 for the first three months of 1998 compared to $13,848,000 for the same period in 1997. This decrease in net premiums is primarily the result of an increase in the level of premiums ceded to the Company's reinsurers on private passenger business and a slight decline in overall premium production.

         Underwriting results for the first three months of 1998 are in line with management's expectations. An improvement in the overall claims loss and settlement expense ratio was offset by an increase in the ratio of underwriting, acquisition and administrative expenses to net earned premiums. The loss and settlement expense ratio was 65.2% at March 31, 1998, compared to 68.8% at March 31, 1997. The ratio of underwriting, acquisition and administrative expenses was 41.0% and 35.0% at March 31, 1998, and March 31, 1997, respectively.

Liquidity and Capital Resources

         Consolidated gross investment income totalled $718,000 for the first three months of 1998, compared to $850,000 for the same period in 1997. This decline in investment income is primarily the result of a reduction of invested assets, which were $44.1 million at March 31, 1998, compared to $49.9 million at December 31, 1997. The decline in invested balances is primarily attributed to the settlement of claim-related liabilities. Net reserves for losses and loss settlement expenses declined $2.3 million to $55.0 million at March 31, 1998, compared to $57.3 million at December 31, 1997.

         Cash used by operating activities totalled $4.9 million for the first three months of 1998. Operating cash flows for 1998 were also affected by the settlement of claim-related liabilities discussed above. Additionally, reinsurance balances receivable increased approximately $2.3 million, primarily as a result of overpayment of ceded premium related to the Company's excess of loss treaty.


         The Company maintains a mix of high-quality investments that provide adequate returns, while limiting credit risk and providing necessary levels of liquidity to meet projected expenditures. At March 31, 1998, approximately 48.0% or $22.4 million of cash and invested assets were comprised of fixed maturities available-for-sale, 7.0% or $3.1 million were recorded as securities held-to-maturity and 45.0% or $21.2 million represented cash and short-term investments. The distribution of the Company's portfolio was similar at December 31, 1997, with 49.0% or $25.3 million invested in fixed maturities available-for-sale, 6.0% or $3.1 million in securities held-to-maturity, and 45.0% or $23.2 million in cash and short-term investments.

McM CORPORATION AND SUBSIDIARIES

PART II

Item 1.               Legal Proceedings.

          1) Reference is hereby made to Note E of the Consolidated Financial Statements provided in Part I,
                      Item 1 of this Form 10-Q.

Items 2 - 5.          Nothing to report.

Item 6.               Exhibits and Reports on Form 8-K.

                      1) Exhibits

                         27 Financial Data Schedule (for SEC use only)

                      2) Reports on Form 8-K

                         Not applicable

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          McM Corporation
                                     -------------------------------
                                           (Registrant)





                                     /s/ Stephen L. Stephano
                                     -------------------------------
                                     Stephen L. Stephano
                                     President and
                                     Chief Operating Officer
May 15, 1998



                                     /s/ Kevin J. Hamm
                                     -------------------------------
                                     Kevin J. Hamm
                                     Vice President
                                     and Chief Financial Officer