Form 10-Q
period 1998-06-30
MCM CORP
filed 1998-08-14
CIK 275710

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C.


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1998

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                 to
                                        ---------------    ---------------

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

         At June 30, 1998, 4,702,696 shares of Common Stock of the registrant were outstanding.

INDEX

McM CORPORATION AND SUBSIDIARIES


PART I.   FINANCIAL INFORMATION (Unaudited)

Item 1.   Financial Statements
          Consolidated Balance Sheets -- June 30, 1998 and
          December 31, 1997

          Consolidated Statements of Income --Six and Three Months Ended June 30, 1998 and 1997

          Consolidated Statements of Cash Flows -- Six Months
          Ended June 30, 1998 and 1997

          Consolidated Statement of Changes in Shareholders' Equity -- June 30, 1998

          Notes to Consolidated Financial Statements -- June 30, 1998

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations



PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

Item 2.   Changes in Securities

Item 3.   Default Upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K


SIGNATURES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
McM CORPORATION AND SUBSIDIARIES
    (Thousands of dollars)

                                                                                         June 30           December 31
ASSETS                                                                                     1998               1997
                                                                                         ---------          ---------

Invested Assets:
  Securities available-for-sale, at fair value:
       Fixed maturities (amortized cost:
       1998 - $33,003; 1997 - $25,755)                                                   $  32,867          $  25,284
  Fixed maturities held-to-maturity, at amortized cost
      (fair value: 1998 - $3,238; 1997 - $3,235)                                             3,136              3,134
  Short-term investments                                                                    11,971             21,522
                                                                                         ---------          ---------

                                                                                            47,974             49,940

Cash                                                                                         3,023              1,698
Accrued investment income                                                                      583                531
Premiums receivable                                                                          8,293              8,552
Reinsurance balances recoverable on:
      Paid losses and settlement expenses                                                    2,920              1,476
      Reserves for losses and settlement expenses                                           30,514             28,124
      Unearned premiums                                                                      3,683              6,313
Deferred policy acquisition costs                                                            2,901              2,802
Equipment, at cost less accumulated depreciation
    (1998 - $2,072; 1997 - $1,954)                                                           1,729              1,833
Other assets                                                                                 2,203              2,871
                                                                                         ---------          ---------

                                                                    TOTAL ASSETS         $ 103,823          $ 104,140
                                                                                         =========          =========

LIABILITIES AND SHAREHOLDERS' EQUITY

  Reserves for losses and settlement expenses                                            $  56,534          $  57,283
  Unearned premiums                                                                         13,653             15,676
  Other policyholder funds                                                                   6,199              6,380
  Amounts payable to reinsurers                                                              1,133              4,461
  Accrued expenses                                                                           8,355              7,572
  Certificates of Contribution                                                               5,000                  0
                                                                                         ---------          ---------

                                                               TOTAL LIABILITIES         $  90,874          $  91,372
Shareholders' equity:
  Common Stock, par value $1 per share -
      authorized 1998 and 1997 - 10,000,000 shares;
      issued and outstanding:  1998 - 4,702,696 and
      1997 - 4,695,621 shares                                                            $   4,703          $   4,696
  Additional paid-in capital                                                                 1,536              1,530
  Accumulated other comprehensive income                                                      (136)              (471)
  Retained Earnings                                                                          6,846              7,013
                                                                                         ---------          ---------

                                                      TOTAL SHAREHOLDERS' EQUITY            12,949             12,768
                                                                                         ---------          ---------

                                      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $ 103,823          $ 104,140
                                                                                         =========          =========



See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
McM CORPORATION AND SUBSIDIARIES
  (Thousands of dollars, except per share data)



                                                                         Six Months Ended                 Three Months Ended
                                                                              June 30                           June 30
                                                                      -------------------------         -------------------------
                                                                        1998             1997             1998             1997
                                                                      --------         --------         --------         --------
REVENUES
  Premiums earned                                                     $ 36,129         $ 38,363         $ 18,016         $ 19,506
  Premiums ceded                                                       (10,440)         (10,136)          (3,022)          (5,127)
                                                                      --------         --------         --------         --------

  Net premiums earned                                                   25,689           28,227           14,994           14,379

  Investment income, less investment expenses:
     $178 and $213 for the six months ended
     June 30, 1998 and 1997, and $87 and $103 for the
     three months ended June 30, 1998 and 1997                           1,234            1,504              607              764
  Realized investment gains                                                 17                0                0                0
  Other income                                                             240              211              110              114
                                                                      --------         --------         --------         --------

                                                TOTAL REVENUES          27,180           29,942           15,711           15,257



LOSSES AND EXPENSES
  Losses and settlement expenses                                        28,225           28,838           16,519           14,039
  Losses and settlement expenses ceded                                 (11,082)          (9,020)          (6,350)          (3,746)
                                                                      --------         --------         --------         --------

  Net losses and settlement expenses                                    17,143           19,818           10,169           10,293

  Underwriting, acquisition and administrative expenses                 10,030            9,729            5,640            4,877
  Provision for bad debts on liquidated reinsurers                         174               60              174               60
                                                                      --------         --------         --------         --------

                                     TOTAL LOSSES AND EXPENSES          27,347           29,607           15,983           15,230
                                                                      --------         --------         --------         --------

                                             NET (LOSS) INCOME        ($   167)        $    335         ($   272)        $     27
                                                                      ========         ========         ========         ========


PER SHARE DATA:
  Net (loss) income  per share                                        ($  0.04)        $   0.07         ($  0.06)        $   0.01
                                                                      ========         ========         ========         ========

  Net (loss) income  per share - assuming dilution                    ($  0.04)        $   0.07         ($  0.06)        $   0.01
                                                                      ========         ========         ========         ========


  Dividends per share declared by McM                                 $   0.00         $   0.00         $   0.00         $   0.00
                                                                      ========         ========         ========         ========



See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)
MCM CORPORATION AND SUBSIDIARIES
   (Thousands of dollars)

                                                                                             Six Months Ended
                                                                                                 June 30
                                                                                         -------------------------
                                                                                           1998             1997
                                                                                         --------          -------
OPERATING ACTIVITIES
  Net (loss) income                                                                      ($   167)         $   335

  Adjustments to reconcile net (loss) income to net cash used by operating activities:
    Policy liabilities                                                                     (2,953)          (3,161)
    Premiums receivable                                                                       259             (141)
    Accrued investment income                                                                 (52)              79
    Net receivable from reinsurers                                                         (4,532)           2,272
    Amortization of deferred policy acquisition costs                                       6,329            6,230
    Policy acquisition costs deferred                                                      (6,428)          (6,280)
    Other                                                                                   1,791              587
                                                                                         --------          -------

                                               CASH USED BY OPERATING ACTIVITIES           (5,753)             (79)

INVESTING ACTIVITIES

  Securities available-for-sale:
     Purchases                                                                            (12,593)          (2,886)
     Sales                                                                                  5,237              285
     Maturities                                                                                86               50
  Securities held-to-maturity:
     Maturities                                                                                 0            1,077
  Purchases  of property and equipment                                                       (216)            (381)
  Change in short-term investments                                                          9,551            2,002
                                                                                         --------          -------

                                           CASH PROVIDED BY INVESTING ACTIVITIES            2,065              147

FINANCING ACTIVITIES

   Employee Stock Purchases                                                                    13               36
   Certificates of Contribution                                                             5,000                0
                                                                                         --------          -------

                                           CASH PROVIDED BY FINANCING ACTIVITIES            5,013               36

                                                                                         --------          -------
                                                                INCREASE IN CASH         $  1,325          $   104
                                                                                         ========          =======

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED) McM CORPORATION AND SUBSIDIARIES
    (Thousands of dollars)

                                          Accumulated
                                             Other
                                         Comprehensive     Retained        Common       Paid-in
                                            Income         Earnings         Stock       Capital        Total
                                        ---------------------------------------------------------------------------

BALANCES AT JANUARY 1, 1998                   ($471)        $7,013         $4,696        $1,530        $12,768

Comprehensive Income:

  Net loss                                                    (167)                                       (167)
  Other comprehensive income:
     Unrealized gains on securities             335                                                        335

                                                                                                   ----------------
Comprehensive income                                                                                       168

Employee stock purchases                                                         7            6             13
                                        ---------------------------------------------------------------------------

BALANCES AT JUNE 30, 1998                     ($136)        $6,846          $4,703       $1,536        $12,949
                                        ===========================================================================



See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
McM Corporation and Subsidiaries
June 30, 1998


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

NOTE B -- NEW ACCOUNTING STANDARDS

           In June 1997, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standard No. 130, "Reporting Comprehensive Income" ("SFAS 130") for years beginning after December 15, 1997. Comprehensive income is defined as essentially all changes in shareholders' equity exclusive of transactions with owners, such as capital investments, and includes net income
(loss) plus changes in certain assets and liabilities that are reported directly in equity. The unrealized gain or loss on available-for-sale securities is the Company's only component of other comprehensive income and is presented on the Consolidated Statement of Changes in Shareholders' Equity.

           Also during June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131")for years beginning after December 15, 1997. Management is reviewing SFAS 131 but has not determined the potential segment reporting or disclosure requirements of this statement on the Company.

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

NOTE C -- INCOME TAXES

           No provision for income taxes has been recognized by the Company because of the utilization of net losses or tax return net operating loss carryforwards.

NOTE D -- STOCK OPTION PLAN AND EARNINGS PER SHARE

           Basic earnings per share are based on the weighted-average number of common shares outstanding during the year. The weighted-average number of common shares outstanding was 4,696,479 and 4,678,243 at June 30, 1998, and June 30, 1997, respectively. Diluted earnings per share were computed assuming that the weighted-average number of shares was increased by the conversion of fixed awards (employee stock options). The diluted per share computations reflect a change in the number of common shares outstanding (the "denominator") to include the number of additional shares that would have been outstanding if the potentially dilutive shares had been issued. In each period presented, net income or loss, the numerator, is the same for both basic and dilutive per share computations. The denominator was also unchanged for the periods presented.


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

MANAGEMENT'S DISCUSSION AND ANALYSIS
McM Corporation and Subsidiaries


Review of Operations

           Unaudited results for the six months ended June 30, 1998, reflect a net loss of $167,000 or $.04 per share, compared to net income of $335,000 or $.07 per share for the first six months of 1997. Consolidated gross revenues for the first six months of 1998 were $27,358,000 compared to $30,155,000 for the same period in 1997.

           Shareholders' equity at June 30, 1998, totalled $12,949,000 or $2.75 per share compared to $12,768,000 or $2.72 per share at December 31, 1997. Consolidated assets totalled $103,823,000 at June 30, 1998, compared to $104,140,000 at December 31, 1997.

           Total net premium revenues were $25,689,000 for the first six months of 1998 compared to $28,227,000 for the same period in 1997. This decrease in net premiums is primarily the result of an increase in the level of premiums ceded to the Company's private passenger quota share reinsurance program and a decline in overall premium production. Included in consolidated revenues for the first six months of 1998 is approximately $3.1 million of premiums returned by the Company's reinsurers. This return of ceded premiums resulted from an over cession of the Company's commercial auto liability business attributable to prior years. Ceding commissions totalling approximately $1.0 million relating to the over cession were returned to the reinsurers and are included in the current period's underwriting, acquisition and administrative expenses. The net effect of this recovery, $2.1 million, was substantially offset by strengthening of prior accident years' reserves and, accordingly, had no effect on net income.

           Underwriting results for the first six months of 1998 showed a 3.5 percentage point reduction in the overall claims loss and settlement expense ratio when compared to the same period last year. The loss and settlement expense ratio was 66.7% at June 30, 1998, compared to 70.2% at June 30, 1997. The loss and settlement expense ratio excluding the $3.1 million premium refund discussed above would have been 75.9%. The ratio of underwriting, acquisition and administrative expenses (including the provision for bad debts of liquidated reinsurers)increased 5.0 percentage points to 39.7% at June 30, 1998, compared to 34.7% at June 30, 1997. The increase in this expense ratio is attributed to costs associated with the sales process of the Company and the overall decline in premium production.

Year 2000

           The Company completed an assessment of its computerized information systems to determine the impact of the year 2000 on the ability of those systems to accurately process information that may be date sensitive. It was found that the Company's specialized monthly commercial auto direct bill program would have to be modified to function properly with respect to dates in the year 2000 and thereafter. This modification was successfully completed in 1997 at an approximate cost of $96,000. Other Company computer applications, most of which are licensed from third party program vendors, were determined to be year 2000 compliant or, based upon communication with these vendors, would be compliant before any anticipated impact resulting from the year 2000. The year 2000 project, as it relates to all of the Company's main computer platforms, was completed and fully operational on July 1, 1998. Any remaining issues of the year 2000 project will be completed no later than December 31, 1998. The Company believes that the year 2000 issue will pose no significant operational problems for its computer systems. However, if the Company and the third parties upon which it relies are unable to address this issue in a timely manner, it could result in a material financial risk to the Company. In order to assure that this does not occur, the Company will devote all resources necessary to resolve any significant year 2000 issues in a timely manner.

Liquidity and Capital Resources

           As discussed in the Company's 1997 Annual Report, Occidental Fire & Casualty Company of North Carolina ("OF&C") triggered the first regulatory threshold, Company Action Level, of the Risk-Based Capital framework established by the National Association of Insurance Commissioners. This threshold required the Company to submit an action plan to the North Carolina Department of Insurance ("NCDOI") explaining the Company's intended course of action to eliminate this RBC condition. The plan, submitted to the NCDOI on April 15, 1998, included a proposed capital infusion of $5 million. On June 15, 1998, IAT Reinsurance Syndicate, Limited ("IAT"), a Bermuda-based insurance and investment company, provided OF&C a $5 million cash infusion supported by five $1 million certificates of contribution. The terms of the certificates provide for quarterly interest payments at the rate of 5% per annum with the principal balance payable no later than December 31, 2000 upon the approval of the Commissioner of the NCDOI. The certificates of contribution under statutory accounting principles are treated as capital but under generally accepted accounting principles and for income tax accounting purposes are treated as debt.

           Consolidated gross investment income totalled $1.4 million for the first six months of 1998, compared to $1.7 million for the same period in 1997. This decline in investment income is primarily the result of a reduction of invested assets. Average cash and invested assets balances were approximately $51.3 million and $58.3 million for the first six months of 1998 and 1997, respectively. The decline in invested balances is mainly attributed to the settlement of claim-related liabilities and the decline in gross premium production. Gross premium production totalled $34.5 million and $38.7 million at June 30,

1998 and 1997, respectively.

           Cash used by operating activities totalled $5.8 million for the first six months of 1998 compared to $79,000 for the same period in 1997. This increase in operating cash outflows also reflects the settlement of claim reserves and the reduction in overall premium discussed above. Included in the $5.8 million operating cash outflow is an increase of approximately $1.5 million in paid losses and settlement expense recoverable from the Company's reinsurers most of which emerged in the latter part of the second quarter of 1998. These balances will be collected from the reinsurers in the next sixty days.

           Cash provided by financing activities totalled approximately $5.0 million and reflect the capital contribution discussed above.

           The Company maintains a mix of high-quality investments that provide adequate returns, while limiting credit risk and providing necessary levels of liquidity to meet projected expenditures. Cash and invested assets totalled $51.0 million and $51.6 million at June 30, 1998 and December 31, 1997, respectively.

  On July 17, 1998, the Company and IAT jointly announced the signing of an agreement pursuant to which IAT intends to acquire up to 49% of McM's outstanding common stock for a cash price of $3.65 per share. Of the 49% stake IAT intends to acquire, up to 35% will be acquired in a public cash tender offer and 14% will be acquired from the McMillen Trust, pursuant to an agreement between IAT and the Trust. The McMillen Trust owned approximately 65% Of McM's outstanding shares at the time the agreement was signed.

           In accordance with the agreement, which was unanimously approved by McM's Board of Directors, the tender offer commenced on July 23, 1998. The tender offer was made through offering documents filed with the Securities and Exchange Commission and mailed to McM shareholders. PaineWebber Incorporated has acted and continues to act as financial advisor to the Company in connection with this transaction.

McM CORPORATION AND SUBSIDIARIES

PART II

Item 1.      Legal Proceedings.

                  1) Reference is hereby made to Note E of the Consolidated Financial Statements provided in Part I,
                           Item 1 of this Form 10-Q.

Items 2 - 4. Nothing to report.

Item 5.      Other Information.

                  1) On July 17, 1998, the Company and IAT Reinsurance Syndicate Ltd., a Bermuda-based insurance and investment company ("IAT") signed an agreement pursuant to which IAT intends to acquire up to 49% of McM's outstanding common stock. For more detailed information regarding this agreement, see Management's Discussion and Analysis included in Part I, Item II of this Form 10-Q and Form 14D-9 filed by the Company on August 23, 1998.

Item 6.      Nothing to report.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          McM Corporation
                                           (Registrant)




                                     /s/ STEPHEN L. STEPHANO
                                     --------------------------------
                                     Stephen L. Stephano
                                     President and
                                     Chief Operating Officer
August 14, 1998


                                     /s/ KEVIN J. HAMM
                                     --------------------------------
                                     Kevin J. Hamm
                                     Vice President
                                     and Chief Financial Officer