Form 10-Q
period 1998-09-30
MCM CORP
filed 1998-11-16
CIK 275710

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C.


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________


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


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        At September 30, 1998, 4,706,388 shares of Common Stock of the registrant were outstanding.

INDEX

McM CORPORATION AND SUBSIDIARIES


PART I.   FINANCIAL INFORMATION (Unaudited)

Item 1.   Financial Statements
          Consolidated Balance Sheets -- September 30, 1998 and
          December 31, 1997

          Consolidated Statements of Income --Nine and Three Months Ended September 30, 1998 and 1997

          Consolidated Statements of Cash Flows -- Nine Months
          Ended September 30, 1998 and 1997

          Consolidated Statement of Changes in Shareholders' Equity -- September 30, 1998

          Notes to Consolidated Financial Statements -- September 30,
          1998

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations



PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

Item 2.   Changes in Securities

Item 3.   Default Upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K


SIGNATURES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
McM CORPORATION AND SUBSIDIARIES
    (Thousands of dollars)

                                                                                       September 30      December 31
ASSETS                                                                                     1998              1997
                                                                                         --------         ---------

Invested Assets:
  Securities available-for-sale, at fair value:
       Fixed maturities (amortized cost: 1998 - $32,548; 1997 - $25,755)                 $ 33,282         $  25,284
  Fixed maturities held-to-maturity, at amortized cost
      (fair value: 1998 - $3,304; 1997 - $3,235)                                            3,137             3,134
  Short-term investments                                                                    8,572            21,522
                                                                                         --------         ---------

                                                                                           44,991            49,940

Cash                                                                                        3,150             1,698
Accrued investment income                                                                     821               531
Premiums receivable                                                                         8,690             8,552
Reinsurance balances recoverable on:
      Paid losses and settlement expenses                                                   3,743             1,476
      Reserves for losses and settlement expenses                                          31,238            28,124
      Unearned premiums                                                                     3,389             6,313
Deferred policy acquisition costs                                                           2,698             2,802
Equipment, at cost less accumulated depreciation
    (1998 - $2,136; 1997 - $1,954)                                                          1,710             1,833
Other assets                                                                                3,076             2,871
                                                                                         --------         ---------

                                                                    TOTAL ASSETS         $103,506         $ 104,140
                                                                                         ========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY

  Reserves for losses and settlement expenses                                            $ 56,327         $  57,283
  Unearned premiums                                                                        12,750            15,676
  Other policyholder funds                                                                  6,057             6,380
  Amounts payable to reinsurers                                                             3,340             4,461
  Accrued expenses                                                                          8,805             7,572
  Certificate of Contribution                                                               5,000                 0
                                                                                         --------         ---------

                                                               TOTAL LIABILITIES         $ 92,279         $  91,372
Shareholders' equity:
  Common Stock, par value $1 per share -
      authorized 1998 and 1997 - 10,000,000 shares;
      issued and outstanding:  1998 - 4,706,388 and
      1997 - 4,695,621 shares                                                            $  4,706         $   4,696
  Additional paid-in capital                                                                1,540             1,530
  Accumulated other comprehensive income                                                      735              (471)
   Retained Earnings                                                                        4,246             7,013
                                                                                         --------         ---------

                                                      TOTAL SHAREHOLDERS' EQUITY           11,227            12,768
                                                                                         --------         ---------

                                      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $103,506         $ 104,140
                                                                                         ========         =========



See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
McM CORPORATION AND SUBSIDIARIES
  (Thousands of dollars, except per share data)



                                                                          Nine Months Ended              Three Months Ended
                                                                             September 30                   September 30
                                                                       ------------------------        ------------------------
                                                                         1998            1997            1998            1997
                                                                       --------        --------        --------        --------
REVENUES
  Premiums earned                                                      $ 52,184        $ 57,139        $ 16,055        $ 18,776
  Premiums ceded                                                        (15,419)        (15,020)         (4,979)         (4,884)
                                                                       --------        --------        --------        --------

  Net premiums earned                                                    36,765          42,119          11,076          13,892

  Investment income, less investment expenses:
     $267 and $316 for the nine months ended
     September 30, 1998 and 1997, and $89 and $103 for the
     three months ended September 30, 1998 and 1997                       1,820           2,272             586             768
Realized investment gains                                                    17               0               0               0
Other income                                                                326             551              86             340
                                                                       --------        --------        --------        --------

                                                  TOTAL REVENUES         38,928          44,942          11,748          15,000



LOSSES AND EXPENSES
  Losses and settlement expenses                                         42,577          46,469          14,352          17,631
  Losses and settlement expenses ceded                                  (16,034)        (12,285)         (4,952)         (3,265)
                                                                       --------        --------        --------        --------

  Net losses and settlement expenses                                     26,543          34,184           9,400          14,366

  Underwriting, acquisition and administrative expenses                  14,557          14,653           4,527           4,924
    Provision for bad debts on liquidated reinsurers                        595             202             421             142
                                                                       --------        --------        --------        --------

                                       TOTAL LOSSES AND EXPENSES         41,695          49,039          14,348          19,432
                                                                       --------        --------        --------        --------

                                                        NET LOSS       ($ 2,767)       ($ 4,097)       ($ 2,600)       ($ 4,432)
                                                                       ========        ========        ========        ========


PER SHARE DATA:
  Net loss per share                                                   ($  0.59)       ($  0.87)       ($  0.55)       ($  0.94)
                                                                       ========        ========        ========        ========

  Net loss per share - assuming dilution                               ($  0.59)       ($  0.87)       ($  0.55)       ($  0.94)
                                                                       ========        ========        ========        ========


  Dividends per share declared by McM                                  $   0.00        $   0.00        $   0.00        $   0.00
                                                                       ========        ========        ========        ========



See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASHFLOWS (UNAUDITED)
MCM CORPORATION AND SUBSIDIARIES
   (Thousands of dollars)

                                                                                              Nine Months Ended
                                                                                                September 30
                                                                                         -------------------------
                                                                                           1998             1997
                                                                                         --------          -------
OPERATING ACTIVITIES
  Net loss                                                                               ($ 2,767)         ($4,097)

  Adjustments to reconcile net income to
    net cash used by operating activities:
    Policy liabilities                                                                     (4,205)          (1,711)
    Premiums receivable                                                                      (138)             (59)
    Accrued investment income                                                                (290)              72
    Net receivable from reinsurers                                                         (3,578)             993
    Amortization of deferred policy acquisition costs                                       8,998            8,350
    Policy acquisition costs deferred                                                      (8,894)          (8,280)
    Other                                                                                   1,535              277
                                                                                         --------          -------

                                               CASH USED BY OPERATING ACTIVITIES           (9,339)          (4,455)

INVESTING ACTIVITIES

  Securities available-for-sale:
     Purchases                                                                            (12,593)          (5,500)
     Sales                                                                                  5,683            1,581
     Maturities                                                                                86            2,340
  Securities held-to-maturity:
     Maturities                                                                                 0            2,762
  Purchases  of property and equipment                                                       (356)            (752)
   Decrease in short-term investments                                                      12,950            4,415
                                                                                         --------          -------

                                           CASH PROVIDED BY INVESTING ACTIVITIES            5,770            4,846

FINANCING ACTIVITIES

   Employee Stock Purchases                                                                    21               53
   Surplus Note                                                                             5,000                0
                                                                                         --------          -------

                                           CASH PROVIDED BY FINANCING ACTIVITIES            5,021               53

                                                                                         --------          -------
                                                                INCREASE IN CASH         $  1,452          $   444
                                                                                         ========          =======

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED) McM CORPORATION AND SUBSIDIARIES
    (Thousands of dollars)

                                             Accumulated
                                                Other
                                            Comprehensive     Retained       Common         Paid-in
                                                Income        Earnings       Stock          Capital         Total
                                         ------------------------------------------------------------------------------

BALANCES AT JANUARY 1, 1998                   $ (471)        $ 7,013       $ 4,696         $ 1,530       $ 12,768

Comprehensive Income:

  Net loss                                                    (2,767)                                      (2,767)
  Other comprehensive income:
     Unrealized gains on securities            1,206                                                        1,206

                                                                                                        ---------------
Comprehensive income                                                                                       (1,561)

Employee stock purchases                                                        10              10             20
                                         ------------------------------------------------------------------------------

BALANCES AT SEPTEMBER 30, 1998                $  735         $ 4,246       $ 4,706         $ 1,540       $ 11,227
                                         ==============================================================================



See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
McM Corporation and Subsidiaries
September 30, 1998


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

NOTE D -- STOCK OPTION PLAN AND EARNINGS PER SHARE

               Basic earnings per share are based on the weighted-average number of common shares outstanding during the year. The weighted-average number of common shares outstanding was 4,696,479 and 4,678,243 at September 30, 1998, and September 30, 1997, respectively. Diluted earnings per share were computed assuming that the weighted-average number of shares was increased by the conversion of fixed awards (employee stock options). The diluted per share computations reflect a change in the number of common shares outstanding (the "denominator") to include the number of additional shares that would have been outstanding if the potentially dilutive shares had been issued. In each period presented, net income or loss, the numerator, is the same for both basic and dilutive per share computations. The denominator was also unchanged for the periods presented.


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

MANAGEMENT'S DISCUSSION AND ANALYSIS
McM Corporation and Subsidiaries


Review of Operations

               Unaudited results for the nine months ended September 30, 1998, reflect a net loss of $2,767,000 or $.59 per share, compared to a net loss of $4,097,000 or $.87 per share for the first nine months of 1997. Consolidated gross revenues for the first nine months of 1998 totalled $39,195,000 compared to $45,258,000 for the same period in 1997.

               Shareholders' equity at September 30, 1998, totalled $11,227,000 or $2.39 per share compared to $12,768,000 or $2.72 per share at December 31, 1997. Consolidated assets totalled $103,506,000 at September 30, 1998, compared to $104,140,000 at December 31, 1997.

               Total net premium revenues were $36,765,000 for the first nine months of 1998 compared to $42,119,000 for the same period in 1997. This decrease in net premiums is primarily the result of an increase in the level of premiums ceded to the Company's private passenger quota share reinsurance program and a decline in overall premium production. Included in 1998 consolidated revenues is approximately $3.1 million of premiums returned by the Company's reinsurers during the second quarter. This return of ceded premiums resulted from an over cession of the Company's commercial auto liability business attributable to prior years. Ceding commissions totalling approximately $1.0 million relating to the over cession were returned to the reinsurers and are included in the current period's underwriting, acquisition and administrative expenses. The net effect of this recovery, $2.1 million, was substantially offset by strengthening of prior accident years' reserves in the second quarter.

               Underwriting results for the first nine months of 1998 showed a
9.0 percentage point reduction in the overall claims loss and settlement expense ratio when compared to the same period last year. The loss and settlement expense ratio was 72.2% at September 30, 1998, compared to 81.2% at September 30, 1997. Consolidated results for 1998, however, have been adversely affected by a net increase in overall loss reserves. Prior year loss reserves for ongoing lines of business were increased by approximately $1.8 million all of which was related to commercial automobile coverages and primarily the commercial auto liability line of business. Prior year's loss reserves for private passenger automobile coverages showed favorable development of approximately $278,000 for the first nine months of 1998. Management also increased loss reserves for the current underwriting year resulting in additional losses of approximately $1.2 million in the third quarter of 1998. All of the current underwriting year's reserve increases related to the commercial automobile lines of business. The Company also experienced adverse loss development of approximately $569,000 on discontinued insurance coverages most of which was related to the workers compensation line of business.

               The ratio of underwriting, acquisition and administrative expenses (including the provision for bad debts of liquidated reinsurers) increased 5.9 percentage points to 41.2% at September 30, 1998, compared to 35.3% at September 30, 1997. The increase in this expense ratio is primarily attributed to costs associated with the sales process of the Company and the overall decline in premium production.

Year 2000

               The Company completed an assessment of its computerized information systems to determine the impact of the year 2000 on the ability of those systems to accurately process information that may be date sensitive. It was found that the Company's specialized monthly commercial auto direct bill program would have to be modified to function properly with respect to dates in the year 2000 and thereafter. This modification was successfully completed in 1997 at an approximate cost of $96,000. Other Company computer applications, most of which are licensed from third party program vendors, were determined to be year 2000 compliant or, based upon communication with these vendors, would be compliant before any anticipated impact resulting from the year 2000. The year 2000 project, as it relates to all of the Company's main computer platforms, was completed and fully operational on July 1, 1998. Any remaining issues of the year 2000 project will be completed no later than December 31, 1998. The Company believes that the year 2000 issue will pose no significant operational problems for its computer systems. The Company will devote all resources necessary to resolve any remaining year 2000 issues in a timely manner.

Liquidity and Capital Resources

               As discussed in the Company's 1997 Annual Report, Occidental Fire & Casualty Company of North Carolina ("OF&C") triggered the first regulatory threshold, Company Action Level, of the Risk-Based Capital framework established by the National Association of Insurance Commissioners. This threshold required the Company to submit an action plan to the North Carolina Department of Insurance ("NCDOI") explaining the Company's intended course of action to eliminate this RBC condition. The plan, submitted to the NCDOI on April 15, 1998, included a proposed capital infusion of $5 million. On June 15, 1998, IAT Reinsurance Syndicate, Limited ("IAT"), a Bermuda-based insurance and investment company, provided OF&C with a $5 million cash infusion supported by five $1 million certificates of contribution. The terms of the certificates provided for quarterly interest payments at the rate of 5% per annum with the principal balance payable no later than December 31, 2000, upon the approval of the Commissioner of the NCDOI. The certificates of contribution under statutory accounting principles are treated as capital but under generally accepted accounting principles and for income tax accounting purposes are treated as debt.

               On October 1, 1998, IAT completed its previously announced tender offer for up to 35% of the outstanding shares of common stock of McM Corporation. At the closing of the tender offer, IAT purchased 1,279,692 shares (or 27.2%) at a price of $3.65 per share. On the same day, IAT also purchased an additional 658,900 shares of McM common stock from the McMillen Trust, then owner of approximately 65% of McM's outstanding shares. In total, IAT purchased 1,938,592 shares (or 41.2%) for an aggregate price of approximately $7,075,860.

               On October 7, 1998, IAT provided a $10 million cash capital contribution to McM Corporation. IAT made an additional $1 million cash contribution to McM on October 28, 1998. In consideration of these contributions, McM issued 11,000 shares of McM Corporation Series B PIK Preferred Stock, $1,000 par value ("PIK Preferred Stock") to IAT. McM also retired the five $1 million certificates of contribution issued to IAT by McM subsidiary OF&C, replacing these certificates with a permanent $5 million cash contribution to OF&C as additional paid-in-capital. McM simultaneously issued 5,000 shares of PIK Preferred Stock to IAT in exchange for the retirement of these certificates of contribution.

               The PIK Preferred Stock pays dividends at a rate of 12% per annum, payable quarterly in arrears on January 7, April 7, July 7 and October 7 of each year. The dividends are cumulative from the date of issuance and will be paid at the Board of Directors' discretion, either in cash or in kind with additional fully paid and nonassessable shares of PIK Preferred Stock.

               Consolidated gross investment income totalled $2.1 million for the first nine months of 1998 compared to $2.6 million for the same period in 1997. This decline in investment income is primarily the result of a reduction in invested assets. Average cash and invested assets were approximately $49.9 million and $56.2 million for the first nine months of 1998 and 1997, respectively. The decline in cash and invested assets is primarily attributable to an overall reduction in premium writings and the settlement of claims. Gross premium writings were $50.0 million and $58.0 million at September 30, 1998 and 1997, respectively.

               Cash used by operating activities totalled $9.3 million for the first nine months of 1998 compared to $4.4 million for the same period of 1997. The increase in operating cash outflows for 1998 reflects the $6.3 million decline in premium writings shown above. In addition operating cashflows were also affected by a $2.3 million increase in paid losses and settlement expenses recoverable from the Company's reinsurers. Reinsurance balances are generally collected from the reinsurers no later than sixty days from the initial claim settlement.

               Cash provided by financing activities totalled approximately $5.0 million and reflect the initial capital contribution provided by IAT Reinsurance Syndicate Ltd. in the form of certificates of contribution. A more detailed discussion of IAT's financing activities were discussed above.

               The Company maintains a mix of high-quality investments that provide adequate returns, while limiting credit risk and providing necessary levels of liquidity to meet projected expenditures. Cash and invested assets totalled $48.1 million and $51.6 million at September 30, 1998 and December 31, 1997, respectively.

McM CORPORATION AND SUBSIDIARIES

PART II

Item 1.              Legal Proceedings.

                 1) Reference is hereby made to Note E of the Consolidated Financial Statements provided in Part I,
                     Item 1 of this Form 10-Q.

Items 2 - 4.         Nothing to report.

Item 5.              Other Information.

                 1) On October 1, 1998, the IAT Reinsurance Syndicate Ltd., a Bermuda-based insurance and investment company completed its previously announced tender offer (the "Offer") for up to 35% of the outstanding shares of common stock of McM Corporation at a price of $3.65 per share pursuant to the provisions of the Offer and Rights Agreement between IAT and McM dated July 16, 1998, and the Tender Agreement between IAT and the individual directors of McM dated July 16, 1998. On the same day IAT purchased 658,900 shares of McM common stock from the McMillan Trust, then owner of 65% of McM's outstanding shares. For more detailed information regarding this matter see Management's Discussion and Analysis included in Part I, Item II of this Form 10-Q and Form 8-K filed by the Company on October 1, 1998.

Item 6.              Exhibits and Reports on Form 8-K.

                     Exhibit 27     Financial Data Schedule (for SEC use only)

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          McM Corporation
                                     ------------------------------
                                           (Registrant)




                                       STEPHEN L. STEPHANO
                                     ------------------------------
                                     Stephen L. Stephano
                                     President and
                                     Chief Operating Officer
November 16, 1998


                                        KEVIN J. HAMM
                                     ------------------------------
                                     Kevin J. Hamm
                                     Vice President
                                     and Chief Financial Officer