Form 10-K405
period 1998-12-31
MCM CORP
filed 1999-03-31
CIK 275710

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K


 X        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
---       EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
---       EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM ________ TO ________.

                         COMMISSION FILE NUMBER: 0-8678

                                 MCM CORPORATION
             -----------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                  NORTH CAROLINA                                                            56-1171691
--------------------------------------------------------------                   ---------------------------------
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)                   (IRS EMPLOYER IDENTIFICATION NO.)


BOX 12317, 702 OBERLIN ROAD, RALEIGH, NORTH CAROLINA                                          27605
--------------------------------------------------------------                   ---------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                                                     (ZIP CODE)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (919) 833-1600

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                                                      NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                                                                   ON WHICH REGISTERED
-------------------                                                                   -------------------
      NONE



           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                         COMMON STOCK, PAR VALUE - $1.00
                         -------------------------------
                                (TITLE OF CLASS)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING TWELVE MONTHS, AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST NINETY (90) DAYS.

                            YES X    NO
                               ---     ---

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K. [X ]

            STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD
            ---------------------------------------------------------
            BY NON-AFFILIATES OF THE REGISTRANT AS OF MARCH 30, 1999.
            ---------------------------------------------------------
                   COMMON STOCK, $1.00 PAR VALUE -- $8,313,926

AT DECEMBER 31, 1998, 4,706,388 SHARES OF COMMON STOCK OF THE REGISTRANT WERE OUTSTANDING.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------
                                 NOT APPLICABLE

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

             Subsidiary                                    Abbreviation
             ----------                                    ------------
PROPERTY AND CASUALTY

               Occidental Fire & Casualty Company
                        of North Carolina                  OF&C
                   Wilshire Insurance Company              Wilshire

OTHER:

               Equity Holdings, Inc.                       Equity Holdings

         In connection with and because it desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, McM would like to caution readers regarding certain forward- looking statements in the following discussion and elsewhere in this Form 10-K. While McM believes in the veracity of all statements made herein, forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable by McM, are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond McM's control, and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause its actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of McM. The forward looking statements are especially difficult for lines of business that are longer tail in nature such as the Company's commercial automobile liability line of business which is inherently subject to considerable variability and volatility.

Item 1.  (a) General Development of the Business

         McM was organized as a North Carolina corporation on May 27, 1977, and subsequently acquired or organized a number of insurance corporations and other subsidiaries. From 1977 to 1991, McM operated as a multi-line holding company with both life and health and property and casualty insurance operations.

         The McMillen Trust, controlling shareholder of McM, currently owns 51.6% of the outstanding stock of McM. A petition was filed on behalf of the McMillen Trust in the Chancery Court of Delaware on December 2, 1986, seeking relief from the requirement that the Trust own at least

65% of the shares of McM. The Court, on December 10, 1987, determined that the Trust must divest itself of its ownership of the shares of McM and invest the proceeds in a diversified portfolio for the benefit of present and future beneficiaries of the Trust.

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

         In January 1993, McM's Board of Directors announced that it had decided to discontinue efforts to sell the remaining companies in the McM group, including OF&C and Wilshire. The Board's decision was prompted by market and economic conditions as well as other factors which had an adverse effect on the general sale process being conducted by PaineWebber, Incorporated ("PaineWebber"). However, PaineWebber continued to serve the McM group as its financial advisor.

         In April 1993, the Chancery Court granted the petition of the Wilmington Trust Company, Trustee of the McMillen Trust, for a clarification of existing orders to make clear, among other things, that the timing and terms of any disposition of the Trust's shares shall be determined in the sound discretion of the Trustee.

         In late 1996 the Trust granted an option (the "Option") to purchase all of its McM shares to McM Acquisition Corporation ("MAC"), a company controlled by Raleigh private investor M. Roland Britt. In a separate, independent action McM agreed to provide MAC with exclusive confidential access to McM's records and information to conduct due diligence reviews and pursue financing for its proposed purchase of some or all of McM's common shares (the "Standstill Agreement"). The Standstill Agreement expired September 28, 1997.

         On September 22, 1997, two shareholders of McM filed suit against McM purportedly on behalf of all McM shareholders other than the Trust, complaining that the Trust controlled McM and its board, that the board should not have entered into the Standstill Agreement and that the composition of McM's board of directors was inappropriate, among other allegations. The plaintiffs requested that the court void the Option.

         On December 23, 1997, MAC and the Trust agreed to terminate the Option. MAC and all remaining parties to the suit executed a mutual release and dismissal of MAC as a defendant. On February 20, 1998, the suit was settled with the approval of the court. The settlement provided that the defendants would use their best efforts to elect one of the plaintiffs, Jesse Greenfield, to the board of directors of McM. The settlement also contained nominal monetary concessions by the

Plaintiffs and McM and mutual releases between all parties. Mr. Greenfield was elected to the McM Board on May 21, 1998.

         On June 15, 1998, IAT Reinsurance Syndicate Ltd.("IAT"), a Bermuda-based insurance and investment company, provided OF&C with a $5 million cash infusion supported by five $1 million certificates of contribution. The terms of the certificates provided, upon the approval of the Commissioner of the North Carolina Department of Insurance, for quarterly interest payments at the rate of 5% per annum with the principal balance payable no later than December 31, 2000, upon the approval of the Commissioner of the North Carolina Department of Insurance.

         On July 17, 1998, the Company and IAT jointly announced the signing of an agreement dated July 16, 1998, (the "Offer and Rights Agreement") pursuant to which IAT expressed its intention to acquire up to 49% of McM's outstanding common stock for $3.65 per share. Up to 35% of McM's common stock was to be acquired in a public tender offer (the "Tender Offer") with the remaining 14% to be acquired from the McMillen Trust, pursuant to an agreement between IAT and the Trust executed the same day (the "Trust Purchase Agreement"). The McMillen Trust owned approximately 65% of McM's outstanding shares at the time the agreement was signed.

         The Offer and Rights Agreement was unanimously approved by McM's Board of Directors and the Tender Offer commenced on July 23, 1998. The Tender Offer was made through offering documents filed with the Securities and Exchange Commission and mailed to McM Shareholders.

         On October 1, 1998, IAT successfully completed the Tender Offer and purchased 1,279,692 shares (or 27.2%) of McM's common stock at the Tender Offer price of $3.65 per share. On the same day, IAT also purchased 658,900 shares of McM common stock from the McMillen Trust pursuant to the Trust Purchase Agreement. In total, IAT purchased 1,938,592 shares (or 41.2%) for an aggregate price of approximately $7,075,860.

         On October 7, 1998, IAT provided a $10 million cash contribution to McM Corporation. IAT made an additional $1 million cash contribution to McM on October 28, 1998. In consideration of these contributions, McM issued 11,000 shares of McM Corporation Series B PIK Preferred Stock, $1,000 par value to IAT. McM also retired the five $1 million certificates of contribution issued to IAT by McM subsidiary OF&C, replacing these certificates with a permanent $5 million cash capital contribution to OF&C as additional paid-in capital. McM simultaneously issued 5,000 shares of Series B PIK Preferred Stock to IAT in exchange for the retirement of these certificates of contribution.

         McM issued 10,000 shares of Series B PIK Preferred Stock to IAT in consideration of an additional $10 million cash contribution to McM Corporation on December 29, 1998. On the same day, McM made a permanent

$5 million cash capital contribution to OF&C as additional paid-in capital and transferred the remaining $5 million to OF&C in exchange for the issuance of 500,000 shares of OF&C 8% Preferred Stock, $10 par value.

         The Series B PIK Preferred Stock accumulates dividends at a rate of 12% per annum, payable quarterly in arrears on January 7, April 7, July 7, and October 7 of each year. The dividends are cumulative from the date of issuance and will be paid in kind with additional fully paid and nonassessable shares of Series B PIK Preferred Stock. At the discretion of the Board of Directors' quarterly dividends may be paid in cash.

         The OF&C Preferred Stock pays dividends at a rate of 8% per annum, with the first payment payable March 31 of the first year following date of issuance and quarterly thereafter.


         There were 134 employees of McM and its subsidiaries at December 31, 1998, all of which are directly employed by the property and casualty subsidiaries.

Item 1.  (b) Financial Information About Industry Segments

         The Company has determined that it operates in two segments: Commercial Auto and Private Passenger Auto. Appropriate disclosures about the Company's segments are included in Note L to the Consolidated Financial Statements.

Item 1.  (c) Narrative Description of Business

PROPERTY AND CASUALTY INSURANCE

         McM's property and casualty insurance business is conducted through two insurance companies, OF&C and Wilshire. The business is concentrated in commercial auto liability, physical damage and cargo coverages for the trucking transportation industry as well as non-standard private passenger automobile coverages. These insurance policies are generally marketed through general and independent agents who have no authority to alter any terms of the policies.

         The agents who produce business for OF&C and Wilshire are not exclusive agents of the companies and generally have affiliations with other insurance companies which may compete with McM. One agent accounts for approximately 11% of premium income of the property and casualty business of McM.

         OF&C is licensed in the District of Columbia and all states other than Connecticut and Hawaii. Certain states have placed restrictions on the amount of premiums that OF&C may write in those states. Wilshire is licensed in nineteen states comprised of Arizona, California, Colorado, Hawaii, Idaho, Iowa, Kansas, Minnesota, Montana, Nebraska, Nevada, New

Mexico, North Carolina, Ohio, Oregon, South Dakota, Utah, Washington and Wisconsin. Wilshire is also approved, as a non-admitted carrier, to write coverages in the states of Alabama, Alaska, Florida, Georgia, Illinois, Indiana, Kentucky, Louisiana, Maryland, North Dakota, Oklahoma, Pennsylvania, Texas and Wyoming. A non-admitted carrier may write coverages at rates in excess of the rates approved by the various states, provided that licensed carriers in those states are unwilling to provide coverages at the approved rates. Wilshire's premium writings are not restricted by any state. Also see "Geographic Distribution of Premiums Received."

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


         At December 31, 1998, the capital and surplus levels of the Company's property and casualty subsidiaries exceeded all RBC thresholds.

         The reporting practices for McM's property and casualty subsidiaries are prescribed or permitted by state regulatory authorities ("statutory accounting") and may differ from generally accepted accounting principles ("GAAP"). OF&C (which includes Wilshire on a statutory equity basis) reported to insurance regulatory authorities combined statutory capital and surplus of $27.7 million and $11.5 million at December 31, 1998 and 1997, respectively.

         There are several reconciling differences between the statutory accounting and consolidated GAAP capital and surplus balances of McM's property and casualty subsidiaries. In GAAP accounting, costs which vary with and are primarily related to the production of property and casualty business are deferred to the extent recoverable and are amortized over the lives of the policies in proportion to the recognition of premium earned. Statutory accounting does not permit this deferral and requires property and casualty companies to fully recognize these expenses in the period they were incurred. At December 31, 1998, McM's property and casualty subsidiaries recorded $2.4 million in deferred policy acquisition costs as an asset on the GAAP balance sheet compared to $2.8 million at December 31, 1997. Under statutory accounting certain assets of a Company may not be admissible under certain circumstances such as agents' balances and other balances receivable for a period greater than ninety days. Such balances are "nonadmitted" and shown as a reduction to statutory capital and surplus. At December 31, 1998, the capital and surplus of McM's property and casualty subsidiaries was reduced by approximately $542,000 for nonadmitted assets. Statutory accounting also requires property and casualty companies to record as a liability and restriction to capital and surplus the uncollateralized portion of balances receivable from non-admitted reinsurers ("Schedule F Penalty"). The combined Schedule F Penalty recorded by McM's property and casualty subsidiaries totalled $298,000 and $261,000 at December 31, 1998 and 1997, respectively. Finally, for GAAP accounting purposes the $26 million of outstanding Series B PIK Preferred Stock of McM is not shown as a component of shareholders' equity but as "mezzanine" debt, whereas $25 million of this amount which was contributed to the property and casualty subsidiaries of McM is shown as contributed capital and included in statutory capital and surplus.

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

Reinsurance As with other property and casualty insurance companies, the McM property and casualty insurance companies reinsure a portion of the insurance they write in order to control their exposure on large individual risks or in the event of catastrophic losses. The companies remain contingently liable on that portion of the risk reinsured should the reinsurer be unable to meet its obligations under the reinsurance agreements. See Note D of the Notes to Consolidated Financial Statements.

         The largest liability exposure insured for any one risk is $2,000,000. Reinsurance is in place to reduce the companies' exposure on premiums earned subsequent to January 1992 to $100,000 of loss per risk. The retention per risk on premiums earned prior to January 1, 1992, generally is $100,000 with the exception of 1991 when the loss retention was $250,000. Premiums payable under certain of the companies' liability reinsurance treaties prior to January 1, 1990, are based in part on actual loss experience. Premiums for the liability treaties subsequent to 1990 are calculated on a flat rate based on policy limits. Separate physical damage (excluding theft and collision) and motor cargo catastrophe reinsurance treaties provide reinsurance on any one catastrophic occurrence. Coverages under these treaties are limited to a maximum of 95% of $4,000,000 in excess of the first $500,000 of losses paid.

         Quota share reinsurance coverages, by which the companies and their reinsurers share risk on a proportionate basis, are also in place for both commercial and private passenger automobile business. During 1998 the companies ceded 5% of the retained commercial auto liability coverages. The cession rates for the private passenger auto coverages has ranged from the 40% rate in 1998 to 20% since this arrangement's inception. These quota share arrangements have been established to help the companies control premium growth.

         The principal reinsurers of the companies for current business are Zurich Reinsurance, Ltd., Unionamerica Insurance Company, CNA International Reinsurance Company, Ltd., Lloyds of London, AXA Reassurance Company and Sphere Drake Insurance. Reinsurance agreements cover commercial and private passenger automobile liability, physical damage (excluding theft and collision), motor cargo and ancillary coverages. In addition to the reinsurers named above, principal reinsurers of the companies for prior years' reinsurance treaties are Employers Reinsurance Corporation and National Reinsurance Company.

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





                       THIS SPACE LEFT BLANK INTENTIONALLY

         The following table provides a reconciliation of beginning and ending liability balances for 1998, 1997 and 1996.

                     RECONCILIATION OF LIABILITY FOR LOSSES
                          AND LOSS ADJUSTMENT EXPENSES

                                                1998              1997             1996
                                               -------          -------          -------
                                                          (Thousands of dollars)
GAAP
  Reserves for losses and
   settlement expenses, net of
   reinsurance recoverables, at
   beginning of year                           $29,159          $26,532          $29,997

   Provision for insured events of
    the current year                            37,399           42,243           37,651

   Increase in provision for
    insured events of prior
    years                                        7,086            5,774            1,559
                                               -------          -------          -------

   Incurred losses and settlement
    expenses during current year,
    net of reinsurance                          44,485           48,017           39,210

  Payments for:
   Losses and settlement expenses
    attributable to insured events of
    the current year                            20,905           26,123           22,853

   Losses and settlement expenses
    attributable to insured events
    of prior years                              19,434           19,267           19,822
                                               -------          -------          -------
                                                40,339           45,390           42,675
                                               -------          -------          -------
   Reserves for losses and settlement
    expenses, net of reinsurance
    recoverables, at end of year                33,305           29,159           26,532

   Reinsurance recoverable on unpaid
    losses and settlement expenses
    at end of current year                      27,539           28,124           28,768
                                               -------          -------          -------

   Gross reserves for losses and
    settlement expenses at end
    of year                                    $60,844          $57,283          $55,300
                                               =======          =======          =======

         The reconciliation shows that a deficiency of $7,086,000 in the prior year reserve emerged during 1998. The deficiency at December 31, 1998, included adverse reserve development of approximately $6,885,000 in the commercial auto liability line of business, and $1,038,000 in discontinued lines of business and participation in involuntary pools and other residual market mechanisms in which OF&C and WIC are required to participate by the various states in which the companies write insurance. Mitigating the above adverse development was $748,000 of favorable development in inland marine, commercial auto physical damage, and general liability lines of business, and favorable development of $89,000 relating to private passenger liability and physical damage lines of business.

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

         The liability for losses and LAE of $60,844,000 reported in the accompanying financial statements in accordance with generally accepted accounting principles (GAAP) is reported on a gross basis, i.e., without reduction for reinsurance, and differs from that reported in the annual statements filed with state insurance departments in accordance with statutory accounting practices (SAP), which are reported net of reinsurance. See Note A of the accompanying 1998 financial statements.

                      ANALYSIS OF LOSS AND LOSS ADJUSTMENT
                               EXPENSE DEVELOPMENT
                 NET OF REINSURANCE WITH SUPPLEMENTAL GROSS DATA


(Thousands of dollars)

YEAR ENDED                      1988     1989     1990     1991     1992      1993      1994     1995     1996     1997     1998
----------------------------  -------  -------  -------  -------  -------  --------   -------  -------  -------  -------  -------
Liability for Unpaid
  Claims and Claim
  Adjustment Expense          $96,308  $78,120  $64,002  $64,304  $59,580  $ 51,625   $38,415  $29,997  $26,532  $29,159  $33,305

Paid (Cumulative) as of:

  One year later              $48,461  $42,731  $41,726  $29,635  $28,500  $ 27,034   $21,338  $19,822  $19,267  $19,434  $     0
  Two years later              72,353   63,893   47,833   44,905   44,659    39,119    31,096   28,469   28,405
  Three years later            84,912   67,649   56,343   54,980   51,326    44,649    35,177   32,181
  Four years later             87,368   72,305   61,006   58,364   54,561    46,668    36,891
  Five years later             90,495   75,568   62,341   60,459   55,699    47,849
  Six years later              93,146   76,350   63,728   61,215   56,801
  Seven years later            93,769   77,562   64,459   62,144
  Eight years later            94,930   78,084   65,211
  Nine years later             95,451   78,862
  Ten years later              96,227

Liability Reestimated as of:

  One year later              $97,562  $77,625  $68,679  $64,175  $60,849  $ 51,643   $38,167  $31,556  $32,306  $36,245  $     0
  Two years later              95,362   78,970   66,266   64,686   59,881    50,184    38,060   34,207   36,935
  Three years later            96,354   79,861   67,429   64,167   58,563    49,874    38,966   36,893
  Four years later             96,874   80,345   67,540   63,204   58,713    50,131    40,528
  Five years later             97,453   80,695   66,357   63,939   59,138    51,062
  Six years later              97,619   79,909   67,115   64,278   59,977
  Seven years later            97,251   80,698   67,465   65,195
  Eight years later            98,054   81,067   68,262
  Nine years later             98,428   81,907
  Ten years later              99,269
                              -------  -------  -------  -------  -------  --------   -------  -------  -------  -------  -------

Cumulative Deficiency
    (Redundancy)              $ 2,961  $ 3,787  $ 4,260  $   891  $   397  ($   563)  $ 2,113  $ 6,896  $10,403  $ 7,086  $     0
                              =======  =======  =======  =======  =======  ========   =======  =======  =======  =======  =======

Gross Data at End of Year
Gross Liability                                                                                                  $57,283  $60,844
Reinsurance Recoverable                                                                                           28,124   27,539
                                                                                                                 =======  =======
Net Liability                                                                                                    $29,159  $33,305
                                                                                                                 =======  =======

         The table above presents the development of balance sheet liabilities for 1988 through 1998. The top line of the table shows the estimated liability for unpaid losses and LAE recorded at the balance sheet date for each of the indicated years. This liability represents the estimated amount of losses and LAE for claims arising in all prior years that are unpaid at the balance sheet date, including losses that had been incurred but not yet reported to the Company. The lower portion of the table shows the re-estimated amount of the previously recorded liability based on experience as of the end of each succeeding year. The estimate is increased or decreased as more information becomes known about the frequency and severity of claims for individual years.

         The deficiency/(redundancy) totals as set forth in the table represent the aggregate change in the estimates over all prior years. For example, through 1998, the 1988 liability has developed a $2,961,000 deficiency which has been recognized in operations over the ten year period. The effects on income of the past three years of changes in estimates of the liabilities for losses and LAE is shown in the preceding table, "Reconciliation of Liability for Losses and Loss Adjustment Expenses".

         The upper section of the table, "Analysis of Loss and Loss Adjustment Expense Development", shows the cumulative amount paid with respect to the previously recorded liability as of the end of each succeeding year. For example, as of December 31, 1998, the Company paid $96,227,000 of the current re-estimated reserve for losses and loss adjustment expenses at December 31, 1988, of $99,269,000. Thus an estimated $3,042,000 of losses incurred through 1988 remain unpaid as of the current financial statement date.

         In evaluating this information, it should be noted that each amount includes the effects of all changes in amounts for prior periods. For example, the amount of the deficiency related to losses settled in 1991, but incurred in 1989, will be included in cumulative redundancy (deficiency) amount for years 1989 and 1990. This table does not present accident or policy year development data. Conditions and trends that have affected development of the liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future deficiencies or redundancies based on this table.


         The information below the table is a reconciliation of the data in the table, which is reported net of reinsurance, to the reserves in the balance sheet which are stated gross of reinsurance.

               Geographic Distribution of Direct Written Premiums

         The following is a summary of property and casualty direct written premiums in 1998 by geographic location. States accounting for less than five percent (5%) of premiums are combined in "Other".

                    STATE                                         PERCENT
                    -----                                         -------
                    Arizona                                           6
                    California                                       32
                    Colorado                                          6
                    Florida                                          11
                    Nevada                                            9
                    New Mexico                                        5
                    Other                                            31
                                                                    ---
                                                                    100%


Item 1.  (d) Financial Information About Foreign and Domestic Operations
             and Export Sales

         The information called for under this item does not apply.


Item 2.  Properties

         McM and its subsidiaries lease home office properties in various locations. The major locations are set forth in the following table:

                                   Square          Book          Annual
                                   Footage         Value          Rent
                                   -------         -----          ----
Raleigh, North Carolina
               OF&C                27,298        Not Owned      $462,101
               Wilshire
               McM

Lancaster, California
               Wilshire            10,578        Not Owned      $121,924

Scottsdale, Arizona
               OF&C                 7,193        Not Owned      $131,277
               Wilshire

Item 3.  Legal Proceedings

         The information called for under this item does not apply.


Item 4.  Submission of Matters to a Vote of Security Holders

         There were no matters submitted to a vote of security holders during the fourth quarter of 1998.

                                     PART II


Item 5.  Market for the Registrant's Common Equity and Related
         Stockholder Matters

         McM Corporation Common Stock was previously traded on the over-the-counter securities market, under the NASDAQ symbol, McMc. Effective with the opening of business on October 19, 1998, McM's common stock was delisted from the NASDAQ SmallCap Market. The delisting occurred as a result of McM's no longer meeting the NASDAQ requirement to maintain a minimum of 300 shareholders who each own 100 shares or more. The number of record shareholders of McM Corporation was 450 as of December 31, 1998.

         The table below sets forth by quarters, for the years 1998 and 1997, the range of high and low bid prices of McM Corporation's Common Stock as reported in the Wall Street Journal. No dividends were declared or paid during 1998 or 1997. See Management's Discussion and Analysis of Financial Condition and Results of Operations and Note B to the consolidated financial statements for information regarding restrictions on the ability of McM's subsidiaries to transfer funds to McM and discussion regarding nonpayment of dividends.



                                                          1998               1997
                                                     HIGH      LOW       HIGH       LOW
               First Quarter                         $2 7/8  $1 3/4     $4 5/8   $3 7/8
               Second Quarter                         2 1/4   1 7/8      3 7/8    3 1/8
               Third Quarter                          3 1/2   2 1/8      3 3/8    2 7/8
               Fourth Quarter                          N/A     N/A       3 1/4    2 1/8

Item 6.  Selected Financial Data

                              1998           1997           1996           1995          1994
                            --------       --------       --------       --------      --------
Assets                      $117,135       $104,140       $112,870       $126,568      $137,665
Liabilities                   89,278         91,372         91,215        103,328       117,258
Redeemable
 Preferred Stock              26,000             --             --             --            --
Retained (deficit)
 earnings                     (8,173)         7,013         15,553         16,623        14,413
Shareholders' equity           2,457         12,768         21,655         23,240        20,407
Net premium earned            47,008         55,707         51,854         45,701        41,126
Net investment income          2,516          2,985          3,159          3,497         3,684
Realized investment
 gains                           274            196             40            123           122
Total revenue                 50,228         59,537         55,698         49,571        45,304
Net (loss)income             (15,186)        (8,540)          (788)         2,210         1,354
Net (loss income available
  to common shareholders     (15,595)        (8,540)          (788)         2,210         1,354

Per common share data:
  Shareholders' equity
    less preferred
    dividends in arrears    $    .44       $   2.72       $   4.63       $   4.97      $   4.37
  Net (loss)income -
   basic                       (3.32)         (1.82)          (.17)           .47           .29
  Net (loss) income -
   assuming dilution           (3.32)         (1.82)          (.17)           .47           .29
  Cash dividends                  --             --            .06             --            --


Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

         The response to Item 7 is submitted under a separate section of this report beginning on page 32.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

         The Company's invested assets consist of equity and fixed maturity securities. Fixed maturity securities represent approximately 65% of the Company's invested assets at December 31, 1998, and the fair value of these fixed rate securities generally bears an inverse relationship to changes in prevailing market interest rates. A 10% relative increase or decrease in market interest rates that affect the Company's financial instruments would not have a material impact on earnings during the next fiscal year, and would not materially affect the fair value of the Company's financial instruments.

         The Company is exposed to equity price risk on its equity securities. McM holds common stock with a carrying value of approximately $22.0 million. If the market value of the S&P 500 decreased 10% from their December 31, 1998, values, it is estimated that the fair value of the Company's equity investments would decrease by approximately $2.1 million.

Item 8.  Financial Statements and Supplementary Data

         The consolidated financial statements of McM Corporation and its subsidiaries and the report of the Company's independent auditors filed in response to Item 8 is submitted under a separate section of this report beginning on page 44.

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure

         The information called for under this item does not apply.





                       THIS SPACE LEFT BLANK INTENTIONALLY

                                    PART III

Item 10  Directors and Executive Officers of the Registrant.

         The following table sets forth the name and age of each director, the director's occupation, including positions and offices with the Company, the period during which he has served as a director, if applicable, together with the number of shares of common stock beneficially owned, directly or indirectly, by such director, if any, and the percentage of the outstanding shares that any such ownership represented at the close of business on March 15, 1999.

     Director's
   Name, Principal
   Occupation (in                Period of       Amount and   Percent of
 Addition to Director,          Consecutive       Nature of      Class
    if applicable)                Service        Beneficial   Beneficially
    and Address**         Age       From          Ownership      Owned
----------------------    ----  -----------      ----------   ------------

MICHAEL A. DiGREGORIO      52       1995               0            0
Vice President/Senior
   Trust Counsel
Wilmington Trust Company
Wilmington, DE

MARGUERITE R. GORMAN *     68       1998               0            0
Vice President
Spear, Leeds & Kellogg
New York, NY

PETER R. KELLOGG *         56       1998       1,936,592          41.2%
Senior Managing Director
Spear, Leeds & Kellogg
New York, NY

EDWARD A. KERBS *          48       1998               0            0
President
Oceanic Company, Inc.
Fair Haven, NJ

GEORGE E. KING             68       1989               0            0
Chairman/Chief
   Executive Officer
McM Corporation
Raleigh, NC

STEPHEN L. STEPHANO        45      1992                0            0
President/Chief
   Operating Officer
McM Corporation
Raleigh, NC

Share ownership of
   all Directors,
   Nominees and Executive
   Officers of McM as a
   Group (6 persons).......................... 1,938,592         41.2%

* In Section 5.1 of the Offer and Rights Agreement (more particularly described in Item 1(a) hereof) the Company agreed to take all actions necessary to cause IAT's designees to be elected as directors of the Company. Likewise, in Section 5(a) of the Tender Agreement (more particularly described in Item 1(a) hereof) the directors of McM as of July 16, 1998, including Messrs. DiGregorio, King and Stephano listed above, agreed to appoint IAT designees to fill vacancies on the Company's Board of Directors. IAT's designees are indicated above by an asterisk
*.

** John A. Amaral and Richard D. Spurling declined to accept their October 1, 1998, appointments to the McM Board of Directors.

Business Experience of the Directors

         Mr. DiGregorio has served as a director of McM since May 1995. He has also served for more than eight years as Vice President and Senior Trust Counsel with Wilmington Trust Company in Wilmington, Delaware, where he manages the Estate and Legal Services Division. A graduate of Temple University, Mr. DiGregorio was admitted to the Pennsylvania Bar in 1979, and was then employed as an Investigator for the United States Department of Labor. Prior to joining Wilmington Trust, Mr. DiGregorio worked as an Employee Benefits Attorney for the Fidelity Mutual Group in Radnor, Pennsylvania, and later at the law firm of Stradley, Ronon, Stevens & Young in Philadelphia, Pennsylvania.

         Ms. Gorman was appointed to serve as a director of McM on October 1, 1998. Ms. Gorman has worked for over forty years in the stock brokerage business at Spear, Leeds & Kellogg, a New York brokerage firm. She currently serves as a Vice President of Spear, Leeds &

Kellogg.

         Mr. Kellogg was appointed to serve as a director of McM on October 1, 1998. Mr. Kellogg has worked for over thirty years in the stock brokerage business and has served as Senior Managing Director of Spear, Leeds & Kellogg, a New York stock brokerage firm, for over 20 years. Mr. Kellogg also serves on the Boards of Directors of the Ziegler Companies and Interstate Johnson/Lane, both public companies.

         Mr. Kerbs was appointed to serve as a director of McM on October 1, 1998. Mr. Kerbs has worked for over twenty years in the stock brokerage business. From 1984 - 1996, Mr. Kerbs served as Managing Director with Spear, Leeds & Kellogg, a New York stock brokerage firm. Since 1996, Mr. Kerbs has served as President of Oceanic Company, Inc., a private financial consulting firm.

         Mr. King has served as a director of McM since February 1989. Mr. King has also acted as Chairman of the Board of McM and Chairman of all of its subsidiaries since February 1989 when he was named President and Chief Executive Officer. He was elected Chairman Emeritus of McM in August 1996. He served as President of McM subsidiaries Occidental Life and Peninsular Life Insurance Companies until McM sold those companies on October 24, 1991. Through December 1988, Mr. King served as Executive Vice President of McM, to which position he was named in January 1985. Prior to his affiliation with McM, Mr. King was Deputy Commissioner and Chief Examiner with the North Carolina Department of Insurance.

         Mr. Stephano has served as a director of McM since August 1992. In August 1996, he was elected President of McM. In March 1995, he was elected Chief Executive Officer of McM subsidiaries Occidental Fire & Casualty Company of North Carolina and Wilshire Insurance Company after having been named President of both companies in July 1994. He was named Chief Operating Officer of McM and its subsidiaries in September 1992. Previously, Mr. Stephano was named Executive Vice President of McM in January 1988. He had been named Senior Vice President/Chief Financial Officer of McM in January 1985. Mr. Stephano's various other previous positions at McM have been Vice President, Chief Financial Officer and Treasurer beginning in 1983; Vice President and Controller beginning in January 1983; Controller beginning in 1982. Prior to his employment with McM, he served on the professional staff of Ernst & Young, an international public accounting firm.

Executive Officers of McM Corporation

         The table below sets forth the names and ages of all executive officers of McM, all positions and offices with McM presently held by each such person, and the period of service as an officer with McM and subsidiaries.


                                                                               Period of
                                                                              Service as
     Name                        Age         Offices                          an Officer
     ----                        ---         -------                          ----------
George E. King                    68         Chairman Emeritus and               12/77
                                             Chief Executive Officer

Stephen L. Stephano               45         President and Chief                  1/82
                                             Operating Officer


         Mr. King - See "Business Experience of the Directors."

         Mr. Stephano - See "Business Experience of the Directors."


Item 11.  Executive Compensation

Directors' Fees

         Prior to October 1, 1998, directors of the Board who were not salaried officers of McM or its subsidiaries were compensated at a rate of $15,000 per year plus $1,000 per diem for each Board or Board committee meeting attended and $1,000 per diem for travel associated with such meeting. The directors were also reimbursed for other expenses incurred in attending the meetings. Similarly, directors involved in special assignments were compensated at the rate of $1,000 per diem for special assignments and $1,000 per diem for travel associated with such special assignments. As with regular Board meetings, other expenses incurred by these directors in attending such special assignments were reimbursed.

         In addition, prior to October 1, 1998, directors of the Board who were not salaried officers were compensated at a rate of $5,000 per year for each subsidiary company Board of Directors on which they served. Per diem allowances were the same as those for serving on the McM Board of Directors except that no per diem allowances were paid if Board meetings were held concurrently. During 1998, all subsidiary Board meetings were held concurrently with McM Board meetings. Total fees in the amount of $203,500 were expended for all regular McM and subsidiary Board meetings, Board committee meetings and special assignments during 1998.

         Effective October 1, 1998, there are no fees paid to directors.

         Directors are reimbursed for expenses incurred in attending meetings.

                 EXECUTIVE OFFICERS' SUMMARY COMPENSATION TABLE



                                                                                     Long Term Compensation
                                                                            ---------------------------------------
                                      Annual Compensation                              Awards            Payouts
                            ---------------------------------------------   ---------------------------------------
                                                               Other                      Securities
Name and                                                       Annual       Restricted     Underlying                 All Other
Principal                                                      Compen-         Stock        Options        LTIP       Compensa-
Position                    Year      Salary($)  Bonus($)    sation($)(3)   Award(s)($)       (#)        Payouts($)    tion(4)
--------                    ----      ---------  --------    ------------   -----------       ---        ----------    -------
George E. King(1)           1998      286,004         --          --             --            --              --      10,259
 Chairman Emeritus/CEO      1997      274,992     19,350          --             --            --              --       7,120
                            1996      274,992     90,320          --             --            --          22,324       7,120



Stephen L. Stephano(2)      1998      234,000         --          --             --            --              --       1,700
  President/COO             1997      225,000     15,850          --             --            --              --       1,219
                            1996      225,000     66,863(5)       --             --            --          15,921       1,126


(1) Effective February 16, 1998, the Company entered into an employment contract with Mr. King. The contract, as amended effective March 28, 1990, October 18, 1990, December 30, 1991, February 1, 1993, September 1, 1993, March 16, 1995,
August 6, 1996, and March 26, 1998, provided that Mr. King be employed as an executive officer of McM and provided for base salary and such additional discretionary bonuses, stock options or other compensation or increases in compensation, if any, as may be authorized by the Company. The contract also contained special provisions regarding a change in control or a termination without cause. See contract and amendments attached hereto as Exhibit 10(c) for more specific information. This contact was terminated effective January 31, 1998. Effective February 1, 1999, the Company entered into an employment contract with Mr. King. The contract provides that Mr. King be employed by the Company and provides for payment of a base salary. In addition, should Mr. King's employment be terminated without cause, he would receive continuing installments of his base salary until such time as total payments under the contract reached $450,000.

(2) Effective February 1, 1993, the Company entered into an employment contract with Mr. Stephano. The contract, as amended September 1, 1993, March 16, 1995, August 6, 1996, and March 26, 1998, provided that Mr. Stephano be employed as an executive officer of McM and provided for base salary and such additional discretionary bonuses, stock options or other compensation or increases in compensation, if any, as may be authorized by the Company. The contract also contained special provisions regarding a termination without cause. See contract and amendments attached hereto as Exhibit 10(c) for more specific information. This contract was terminated effective January 31, 1998. Effective February 1, 1999, the Company entered into an employment contract with Mr. Stephano. The contract provides that Mr. Stephano be employed by the Company and provides for payment of a base salary. In addition, should Mr. Stephano's employment be terminated without cause, he would receive continuing installments of his base salary until such time as total payments under the contract reached $450,000.

(3) Personal benefits totaled less than $50,000 or 10% of annual salary and bonus.

(4) The amounts noted represent premiums paid by the Company on behalf of executive officers for supplemental term life insurance.

(5) Mr. Stephano also received 50,000 shares of phantom stock in 1996.


                                 RETIREMENT PLAN

         Officers of McM, including the named executive officers, participate in the McM Corporation Retirement Plan. A sample retirement benefit table for the Retirement Plan is outlined below showing the anticipated annual amount of normal retirement benefits associated with final average earnings and the number of years of service for the named executive officers.

                              RETIREMENT PLAN TABLE

  Participants'
     Final
Average Earnings      15        20        25        30        35
----------------   --------  --------  --------  --------  --------
    $125,000       $34,277   $45,702   $57,128   $ 68,553  $ 79,979
     150,000        41,777    55,702    69,628     83,553    97,479
     175,000        49,277    65,702    82,128     98,553   114,979
     200,000        56,777    75,702    94,628    113,553   132,479
     225,000        64,277    85,702   107,128    128,553   149,979
     250,000        71,777    95,702   119,628    143,553   167,479

         Benefits under the Retirement Plan are determined by multiplying a participant's final average earnings (the best five consecutive years of the last ten years) by 1.35% times the years of benefit service, multiplying a participant's final average earnings in excess of Social Security Average Wages by .65% times the years of benefit service (not in excess of 35 years) and adding the two results together.

         Under federal law, the amount of compensation which may be considered for purposes of calculating benefits is limited. That amount will be adjusted periodically for inflation in increments of $10,000. The 1998 limit is $160,000 and will not change for 1999 benefit calculations. Benefits paid to participants are reduced in the event of earlier retirement. The estimated credited years of service for McM's executive officers are 20 years for Mr. King and 18 years for Mr. Stephano. Benefits shown in the Retirement Plan Table are not subject to any deduction for social security or other offset amounts.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES


                                                                     Number of Securities           Value of Unexercised
                                                                     Underlying Unexercised       In-the Money Options at
                                                                     Options at 12/31/98 ($)           12/31/98 ($)

                           Shares Acquired        Value                 Exercisable/                   Exercisable/
        Name              on Exercise(#)(1)    Realized ($)            Unexercisable                   Unexercisable
----------------------- ------------------  -----------------  ----------------------------    ----------------------------
George E. King                78,981              98,512                    -0-                             -0-
Chairman
Emeritus/CEO

Stephen L. Stephano           78,981              98,512                    -0-                             -0-
President/COO

(1) No shares were actually acquired by Messrs. King and Stephano, as they exchanged all of their options for the payment shown above in connection with IAT's tender offer, as required by the terms of the Tender Agreement (more particularly described in Item 1(a) hereof).

Item 12. Security Ownership of Certain Beneficial Owners and Management

         Set forth below is the ownership of the Company's securities by all persons or groups known to the Company to be the beneficial owner of more than five percent of any class of the Company's voting securities as of December 31, 1998:


Title      Name and Address                  Amount and Nature          Percent
 of          Of Beneficial                     of Beneficial              of
Class           Owner                            Ownership               Class
-----           -----                            ---------               -----
Common    McMillen Trust (1)                 2,428,600 shares            51.6%
          Wilmington Trust Company,          directly owned
          Trustee
          1100 North Market Street
          Wilmington, DE 19890-0001

Common    IAT Reinsurance
          Syndicate Ltd.(2)                  1,938,592 shares            41.2%
          Victoria Hall                      directly owned
          11 Victoria Street
          Hamilton, HM 12
          Bermuda

----------

(1) The McMillen Trust was created in 1925 pursuant to the terms of a deed of trust from Alonzo B. and Florence O. McMillen. The Trust continues in existence until the expiration of 21 years after the last to die of Elizabeth Lee Long, Florence Lee Headley, R. Peyton Woodson III and Laurence F. Lee, Jr. The McMillen Trust has been directed by the Chancery Court of the State of Delaware to dispose of its interest in McM. In April 1993, the Court granted the petition of the Wilmington Trust Company, Trustee of the McMillen Trust, for a clarification of existing orders to make clear, among other things, that the timing and terms of any such disposition or sale shall be determined in the sound discretion of the Trustee. On October 1, 1998, pursuant to the terms of a Trust Purchase Agreement dated July 16, 1998, between the McMillen Trust and IAT Reinsurance Syndicate Ltd., IAT purchased 658,900 shares from the Trust. (See Item 1(a) for further discussion.)

         The Trustee of the McMillen Trust, subject to certain limitations, is required to vote the McM shares owned by the Trust in the way that a majority in interest of the income beneficiaries may decide. At present there are six income beneficiaries of the McMillen Trust. All are lineal descendants of the Trust grantors. The figures following each name show the relative interests in the Trust of the income beneficiaries:


         a.       Mrs. Elizabeth Lee Long (1/9), Denver, Colorado.

         b.       Mrs. Florence Lee Headley (1/9), Denver, Colorado.

         c.       Mr. Laurence F. Lee, Jr. (1/9), Jacksonville, Florida.

         d.       Mrs. Lonnie McMillen Sanchez (1/6), Albuquerque, New Mexico.

         e.       Mrs. Katherine Faust Roe (1/6), Sante Fe, New Mexico.

         f.       Mr. R. Peyton Woodson III (1/3), Raleigh, North Carolina.


(2) Amount shown represents 658,900 shares purchased from the McMillen Trust as noted above and 1,279,692 shares purchased pursuant to a tender offer completed on October 1, 1998. (See Item 1(a) for further discussion.)

         Note:    For security ownership of management and directors, see Item
                  10.

Item 13.  Certain Relationships and Related Transactions

         The information called for under this item does not apply.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K

(a)      The following documents are filed as a part of this report.

         1. Financial Statements- The following consolidated financial statements of McM and subsidiaries are filed in response to
                  Item 8:

                                                                          Page
                                                                          ----
         Consolidated Balance Sheets - December 31, 1998                   44
         and 1997

         Consolidated Statements of Operations - Years Ended
         December 31, 1998, 1997 and 1996                                  45

         Consolidated Statements of Shareholders' Equity
         Years Ended December 31, 1998, 1997 and 1996                      47

         Consolidated Statements of Cash Flows                             46
         Years Ended December 31, 1998, 1997 and 1996

         Notes to Consolidated Financial Statements                        48

         Report of Independent Auditors                                    71

         2. Financial Statement Schedules--The following schedules are filed in accordance with the requirements of Article 7 of Regulation S-X:

         Schedule 1 - Summary of Investments - Other than                  72
                      Investments in Related Parties (In
                      compliance with Schedule I of Rule
                      7-05):

         Schedule 2 - Condensed Financial Information of                   73
                      Registrant (In compliance with
                      Schedule II of Rule 7-05):

         Schedule 3 - Reinsurance (In compliance with                      77
                      Schedule IV of Rule 7-05):

                                                                          Page
                                                                          ----
         Schedule 4 - Valuation and Qualifying Accounts                    78
                      (In compliance with Schedule V of
                      Rule 7-05):

         Schedule 5 - Supplemental Information for Property                79
                      & Casualty Insurance Underwriters (In
                      compliance with Schedule VI of Rule
                      7-05):

                      All other schedules to the consolidated
                      financial statements required by Article 5 or 7 of Regulation S-X are not applicable and, therefore, have been omitted.

3        The following exhibits are included in
         accordance with the requirements of Item 601 of Regulation S-K.

         Exhibit (3): a) Articles of Incorporation as
                         amended are attached                              89
                      b) By-laws of McM Corporation are
                         incorporated by reference from
                         Form 10-K, dated December 31, 1995.

         Exhibit (9): McMillen Trust Agreement is incorporated
                      by reference from Form 10, dated
                      April 24, 1978.

        Exhibit (10):Material contracts:

        a)  The 1986 Employee Incentive Stock Option
            Plan (as amended) is incorporated by
            reference from the December 31, 1994, Form
            10-K. The 1996 Employee Incentive Stock
            Option Plan is incorporated by reference from the 1996 Proxy Statement.

        b) The Phantom Stock Plan is incorporated by reference from the December 31, 1994, Form
            10-K. The first amendment to this plan dated
            August 6, 1996, is incorporated by reference from the December 31, 1996, Form 10-K. See
            Note J of the Consolidated Financial
            Statements regarding the termination of this plan.

                                                                          Page
                                                                          ----

                  c)  Employment and retention bonus contracts for
                      certain executive officers are incorporated
                      by reference from the December 31, 1989,
                      1992, 1993, 1994 and 1996, Forms 10-K. March
                      26, 1998, amendments are attached. The
                      employment contracts were terminated
                      effective January 1, 1999.                           81

                  d)  The Key Executive Incentive Compensation
                      Plan is incorporated by reference from the December 31, 1994 Form 10-K.

                  e)  The Equity Appreciation Rights Plan is
                      incorporated by reference from the 1993
                      Proxy Statement.

                  f) The 1996 Employee Stock Purchase Plan is incorporated by reference from the 1996
                      Proxy Statement. This plan was terminated effective July 15, 1998.

                  g)  The 1996 Non-Employee Directors' Stock
                      Purchase Plan is incorporated by reference from to 1996 Proxy Statement.

                  h)  Contracts of Employment for McM's executive
                      officers effective February 1, 1999, are
                      attached.                                            85

                  i)  The Offers and Rights Agreement dated July
                      16, 1998, between McM and IAT is
                      incorporated by reference from the July 23, 1998, McM Form 14d-9.

                  Exhibit (21): Subsidiaries of the Registrant.            80

                  Exhibit (23): Consent of Independent Auditors            97

                  Exhibit (27): Financial Data Schedule
                                (for SEC use only)

         (b) The Company reported on Form 8-K dated October 1, 1998, the completion of IAT Reinsurance Syndicate Ltd.'s tender offer for the purchase of up to 35% of the outstanding common stock of McM for $3.65 per share. Reference is hereby made to Part I, Item 1 (a) of this Form 10-K for more detailed information concerning this transaction.

         (c) Exhibits--The response to this portion of Item 14 is submitted as a separate section of this report beginning on page 32.

         (d)      Financial Statement Schedules--The response to this portion of
                  Item 14 is submitted as a separate section of this report beginning on page 31.





                       THIS SPACE LEFT BLANK INTENTIONALLY

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.



     McM CORPORATION
     By:  /s/STEPHEN L. STEPHANO
        -----------------------------------
        (Registrant)
        Stephen L. Stephano, President and
                   Chief Operating Officer
     Date:   3/30/99
          -------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/GEORGE E. KING   3/30/99             /s/MICHAEL DIGREGORIO 3/30/99
-------------------------------         ------------------------------
George E. King                          Michael A. DiGregorio
Chairman Emeritus,                      Director
Chief Executive Officer and
 Director


/s/STEPHANO L. STEPHANO 3/30/99         /s/PETER R. KELLOGG    3/30/99
-------------------------------         ------------------------------
Stephen L. Stephano                     Peter R. Kellogg
President,                              Director
Chief Operating Officer
 and Director



/s/KEVIN J. HAMM    3/30/99             /s/EDWARD A. KERBS     3/30/99
-------------------------------         ------------------------------
Kevin J. Hamm                           Edward A. Kerbs
Vice President and                      Director
Chief Financial Officer



/s/MARGUERITE R. GORMAN 3/30/99
-------------------------------
Marguerite R. Gorman
Director

                           ANNUAL REPORT ON FORM 10-K


Item 7(b) - Management's Discussion and Analysis of Financial
            Condition and Result's of Operations

Item 8 - Financial Statements and Supplementary Data

Item 14(d) - Financial Statement Schedules

Item 14 (c) - Exhibits


                          Year Ended December 31, 1998

                        McM CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
McM Corporation and Subsidiaries

This section should be read in conjunction with the financial statements, notes to the financial statements and related financial data included in this annual report.


REVIEW OF OPERATIONS

         McM Corporation reported a consolidated net loss available for common shareholders for 1998 of $15,595,000 or a basic net loss per share of $3.32 compared to a net loss of $8,540,000 or a basic net loss per share of $1.82 for 1997 and a net loss of $788,000 or basic net loss per share of $.17 for 1996. Consolidated results for 1998 were significantly affected by the need to increase reserves of prior accident years by approximately $7.1 million. This increase in reserves was necessary as a result of the Company's comprehensive review of its actuarial loss projections which showed deterioration in the commercial auto liability line of business for the 1997, 1996 and 1995 accident years. As a result of these unfavorable loss trends, the Company also strengthened commercial auto liability loss reserves for the current accident year by approximately $5.1 million in the fourth quarter of 1998. Higher than expected claim costs were also experienced by the Company in its commercial auto property coverages for the 1998 accident year. As a result the Company strengthened current year reserves for its commercial auto physical damage and cargo lines of business by approximately $1.7 million in the fourth quarter of 1998.

         Consolidated revenues decreased approximately 15.6% in 1998. Consolidated revenues for 1997 and 1996 showed increases of approximately 6.9% and 12.4%, respectively. The decline in revenues for 1998 reflects a $12.5 million overall reduction in the Company's gross written premiums when compared to 1997. Private passenger auto premium writings declined approximately $5.5 million and commercial auto premium writings produced by the Company's general agency force declined approximately $6.9 million during 1998. The decline in private passenger business resulted from an overall increase in market competition and rate increases implemented by the Company in certain markets during 1998. These rate increases when implemented placed the Company at a competitive disadvantage until the remainder of the market brought its rates up to levels more in line with the Company's. Though competition remains high in this market, premium writings in 1999 are beginning to show some growth.

         Market conditions in the Company's commercial auto business continues to be highly competitive and price sensitive. These conditions coupled with a reduction in the Company's A.M. Best rating to C for much of 1998 significantly impacted the ability of the Company's general agents to compete effectively in this marketplace. In addition, the Company began to remediate a particular general agent's business which was producing unusually high loss ratios. The effort to improve the profitability of this agent's business reduced commercial auto premiums by approximately $5 million. In the fourth quarter of 1998 the Company's Best rating was upgraded to B-. As of December 31, 1998, the impact on this upgrade on the marketing effectiveness of the Company remained unclear.

         Revenue growth in 1997 and 1996 reflected planned growth in overall property & casualty insurance premiums. Growth in private passenger automobile premium writings during this period were partially offset by a reduction in net retained commercial automobile premium writings.

         Net earned property and casualty insurance premiums for 1998 were $47.0 million, compared to $55.7 million in 1997 and $51.8 million in 1996. As mentioned above, the decline in net premium revenue during 1998 reflects highly competitive conditions in both the commercial and private passenger auto marketplaces. The Company's property and casualty insurance writings emphasized liability, cargo and physical damage coverages associated with the transportation market with a primary emphasis on commercial automobile insurance. To diversify its premium distribution, the Company entered the nonstandard personal automobile market in 1989. Gross written premium in the Company's commercial automobile lines of business totalled $50.7 million and $57.7 million, and comprised approximately 80.4% and 76.4% of gross written premiums in 1998 and 1997, respectively. Private passenger automobile premium writings declined 30.7% to $12.4 million in 1998, from $17.9 million in 1997, and comprised 19.6% and 23.6% of gross production in 1998, and 1997, respectively.

         Underwriting results for cargo (inland marine) and commercial auto physical damage coverages historically have been more profitable than commercial auto liability. These coverages are generally easier to determine and claims settled more rapidly. Accordingly, the Company sought to increase written premiums in these lines of business annually and measures progress by reviewing the ratio of these coverages to total commercial auto written premiums. The percentage of cargo and commercial auto physical damage premiums to total commercial auto premiums for 1998 continues the increasing trend of the last several years showing a slight increase to 30.3% compared to 29.7% in 1997 and 26.6% in 1996

         During 1998 the Company had in place quota share reinsurance arrangements for its commercial auto liability and private passenger auto coverages to help control unexpected growth and keep its net writings to surplus ratios within regulatory limits. In 1998 the Company was party to a 40% quota share agreement on its private passenger auto business compared to 20% and 30% in 1997 and 1996, respectively. The Company also maintained a 5% quota share arrangement on commercial auto liability coverages during 1998. The cession rate of this arrangement had remained unchanged since 1995.

         The declining trend in net investment income seen over the last several years continued into 1998. Net investment income excluding realized investment gains declined approximately $469,000 in 1998 when compared to 1997 and totalled $2.5 million. Net investment income was $3.0 million and $3.2 million in 1997 and 1996, respectively. The decline in both 1997 and 1996 related to decreases in invested assets which totalled $49.9 million in 1997 and $56.9 million in 1996. Invested assets at December 31, 1998, totalled $62.3 million and included approximately $22 million of new equity investments. (For more detailed information concerning these new equity investments please see the discussion under the "Liquidity and Capital Resources" caption.) The declining trend continued into 1998 and is attributed to the deteriorating loss experience discussed previously and the associated settlement of claim liabilities. In addition, net investment income for 1998 was also adversely affected by the decline in written premium mentioned above. Realized investment gains of $274,000 are included in 1998 revenues compared to $196,000 and $40,000 in 1997 and 1996, respectively.

         The overall ratio of net loss and settlement expenses to net premiums earned was 94.6% for 1998 compared to 86.2% for 1997 and 75.6% for 1996. As discussed previously, the increase in the loss ratio in 1998 resulted primarily from the deterioration in the commercial auto liability line of business, particularly for the 1997 and 1996 accident years and higher than expected claim costs in the current underwriting year for commercial auto physical damage and inland marine(cargo) coverages. A comprehensive actuarial analysis of loss trends and projections at year end 1998 confirmed this deterioration and the need to increase prior year loss reserves. The Company determined it was also necessary to increase loss reserves for the current accident year in the fourth quarter of 1998.

         In 1998 current year loss reserves were increased approximately $7.0 million from management's planned levels and prior year loss reserves were increased approximately $7.1 million, for a total of $14.1 million, net of reinsurance. Of the $7.0 million increase to current year reserves, approximately $5.1 million related to commercial auto liability coverages and $1.7 million to the physical damage and inland marine lines of business.

         The adverse loss development on prior accident years of $7.1 million included in net losses and settlement expenses incurred for 1998 includes adverse reserve development of approximately $6.9 million in the commercial auto liability line of business primarily in the 1997 and 1996 accident years. The commercial auto physical damage and private passenger auto coverages showed favorable reserve development of approximately $1 million. In addition, the Company experienced adverse prior year development of approximately $1 million relating to discontinued lines of business and participation in involuntary pools and other residual market mechanisms. Management believes it has taken the appropriate steps to address concerns raised about the overall adequacy of its reserve levels and that reserves are now strongly positioned in relation to the overall range of actuarial indications at year end 1998.

         The increase in the 1997 ratio of net loss and settlement expenses to net premiums earned also reflected deterioration in overall loss and settlement expense projections. In 1997, the Company strengthened the 1997 accident year reserves by approximately $4.5 million primarily in commercial auto coverages and showed adverse reserve development on prior accident year reserves of approximately $5.7 million. The adverse development on prior year reserves in 1997 included approximately $3.5 million related to commercial auto liability, $844,000 to private passenger auto liability and $813,000 to commercial and private passenger auto physical damage coverages. In addition, $586,000 of prior accident year development in 1997 was related to discontinued lines of business and involuntary pools.

         The ratio of net loss and settlement expenses to net premiums earned for 1996 reflected an unusually high level of claims severity experienced by the Company in the fourth quarter of 1996 and increased claim frequency in its other lines of business.

         The Company's ratio of underwriting, acquisition and administrative expenses (including the provision for bad debts on liquidated reinsurance)to net earned premium ("the expense ratio") increased 8.5 percentage points to 44.5% compared to 36.0% and 33.3% for 1997 and 1996, respectively. The increase in the expense ratio for 1998 can be attributed to the overall decline in written premiums discussed previously and a $733,000 increase in the provision for liquidated reinsurance. A $550,000 increase in the provision for liquidated reinsurance when compared to 1996 was a main factor contributing to the increase in the expense ratio for 1997. Increased production levels coupled with budgetary restraint is being emphasized by management entering 1999.

         The Company utilizes a reinsurance intermediary with which it has a long-term relationship to assist in the development, placement and maintenance of the Company's reinsurance program. The Company's current reinsurance program has been placed with high quality and financially sound reinsurers specializing in personal and commercial auto business. The creditworthiness of the Company's reinsurers is continually reviewed by the Company and the intermediary. The majority of the Company's reinsurance is placed through the London reinsurance market. The reinsurers participating in the Company's reinsurance program are generally very large international reinsurers with capital and surplus in excess of $100 million and hold A.M. Best ratings of B++ or better. Participating Lloyds syndicates are well regarded syndicates which have been approved by the National Association of Insurance Commissioners ("NAIC"). The Company's U.S. reinsurers are all rated A-or higher by A.M. Best. For those reinsurers not admitted by the Company's state of domicile, collateral is secured for the exposure ceded to them in the form of letters of credit or other reinsurer funds held by the Company. This collateral would minimize the impact of a potential reinsurer insolvency on the Company's operations. A schedule of the Company's reinsurers whose balances are approximately 10% or more of McM's shareholders' equity is provided below:


                                                          Ceded
             Reinsurer                            Balances Receivable
             ---------                            -------------------
                                                 (Thousands of dollars)
         Lloyds of London                               $ 8,430
         CNA International                                4,542
         Unionamerica                                     4,446
         AXA Reassurance                                  3,321
         Zurich Re                                        3,039
         Sphere Drake Insurance, PLC                      1,976
         Hannover Ruckersicherungs                          922
         Terra Nova Insurance Co.                           704
         National Reinsurance Corp                          692
         Chartwell Reinsurance Co.                          567
         National Workers Comp. Pool                        549
         Folksamerica Reinsurance Co.                       505
         Great Lakes American
         Reinsurance Company                                489
         Employers Reinsurance Corp.                        433
         Focus Insurance Company
         in Liquidation                                     375
         Trenwick America Reinsurance Co.                   310
         All other                                        2,386
                                                        -------
         Total                                          $33,686

         The provision for (recovery of) bad debts of liquidated reinsurers relating to discontinued property and casualty programs was increased by $1,134,000 and $401,000 and decreased by $150,000 in 1998, 1997 and 1996, respectively. The increase in the provision for 1998 was primarily related to adverse development in the workers compensation line of business.

         Amortization of deferred policy acquisition costs exceeded policy acquisition costs deferred by approximately $395,000 in 1998 compared to $1.2 million in 1997 reflecting the overall declines in written premiums discussed previously. Policy acquisition costs deferred exceeded those amortized in 1996 by $649,000 reflecting overall premium growth in that year.

INCOME TAXES

         McM Corporation files a consolidated tax return. The Company had cumulative net operating loss tax carryforwards of approximately $103.0 million as of December 31, 1998 (See Note E to the consolidated financial statements). Subject to certain limitations and alternative minimum tax considerations, future operations can earn up to the amount of these loss carryforwards without being subject to federal income taxation.

IMPACT OF YEAR 2000 ISSUE

         The Year 2000 Issue, also known as the Y2K problem, is a worldwide problem relating to computer programs and imbedded chips that use two digits rather than four to define the applicable year. Computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. Failure to address the Y2K problem could have had a material adverse effect on the Company's operations and financial condition and result in systems failures or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process premium transactions, pay claims or engage in similar normal business activities.

         In addition to uncertainties related to the functioning of systems subsequent to December 31, 1999, property and casualty insurance companies may have an underwriting exposure related to the Year 2000. Although McM has not received any claims for coverage from its policyholders based on losses resulting from Year 2000 issues, there can be no assurance that policyholders will not suffer losses of this type and seek compensation under insurance policies issued by its property and casualty subsidiaries. If any claims are made, coverage, if any, will depend on the facts and circumstances of the claim and the provisions of the policy. At this time, McM is unable to determine whether the adverse effect, if any, in connection with the foregoing circumstances would be material to its operations.

         The Company completed an assessment of its computerized information systems to determine the impact of the year 2000 on the ability of those systems to accurately process information that may be date sensitive. It was found that the system managing the Company's specialized monthly commercial automobile direct bill program would have to be modified so that it would function properly with respect to dates in the year 2000 and thereafter. This modification was successfully completed in 1997 at an approximate cost of $96,000. Other Company computer applications, most of which are licensed from third party computer program vendors, were determined to be Year 2000 compliant or, based upon communication with these vendors, would be compliant before any anticipated impact resulting from the year 2000.

         The project, as it relates to all of the Company's computer platforms, was completed and fully operational on July 1, 1998. The Company continues to replace peripheral hardware and software such as personal computers, telecommunications and spreadsheet software with Year 2000 compliant products. The Company remains on target to correct all remaining year 2000 related problem products well ahead December 31, 1999. The Company will devote all resources necessary to resolve any remaining year 2000 issues in a timely manner and believes the year 2000 will pose no significant threat to its operations.

NEW ACCOUNTING STANDARDS

         In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" ("SFAS 130") for years beginning after December 15, 1997. Comprehensive Income is defined as essentially all changes in shareholders' equity exclusive of transactions with owners, such as capital investments and includes net income
(loss) plus changes in certain assets and liabilities that are reported directly in equity. The unrealized gain or loss on available-for-sale securities is the Company's only component of other comprehensive income and is presented in the Consolidated Statement of Changes in Shareholders' Equity.

         Also in June 1997, the FASB issued the Statement of Financial Accounting Standards No. 131 "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 requires companies to use the "management approach" in disclosing segment information. The management approach requires disclosure based on the types of financial information top management uses in the decision-making process and in evaluating segment operations. Management views the Company as operating in two segments: commercial automobile and private passenger automobile. Appropriate disclosures about the Company's segments are included in Note L to the Consolidated Financial Statements.

         In February 1998, the FASB issued the Statement of Financial Accounting Standards No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132") for years beginning after December 15, 1997. The objective of SFAS 132 is to improve and standardize disclosures about pensions and other postretirement benefits and to make the required information easier to prepare and more understandable. Information disclosed in Note F "Pension Plan" to the Company's financial statements is presented in accordance with the requirements of SFAS 132.

LIQUIDITY AND CAPITAL RESOURCES

         On July 17, 1998, the Company and IAT Reinsurance Syndicate Ltd. ("IAT"), a Bermuda-based insurance and investment company, announced the signing of an agreement dated July 16, 1998, (the "Offer and Rights Agreement") pursuant to which IAT expressed its intention to acquire up to 49% of McM's outstanding common stock for $3.65 per share. Up to 35% of McM's common stock was to be acquired in a public tender offer (the "Tender Offer") with the remaining 14% to be acquired from the McMillen Trust pursuant to an agreement between IAT and the Trust executed the same day (the "Trust Purchase Agreement"). The McMillen Trust owned approximately 65% of McM's outstanding shares at the time the agreement was signed.

         Contained in the Offer and Rights Agreement is a provision whereby McM issued to IAT rights (the "Rights" or "Poison Pill") to purchase 60,000 shares of McM Series A Preferred Stock, par value $1,000, at an exercise price of $.01 per share. The Rights become exercisable in whole or in part at any time after issuance and prior to June 1, 2008, if (i) the McMillen Trust sells any of its retained McM shares to any third party other than IAT (or IAT's assignees) or
(ii) if any person or entity other than IAT causes IAT's McM Board designees (see Item 10 hereof) to cease to constitute a majority of the members of the McM Board of Directors. However, death, resignation or removal by IAT of IAT's Board designees shall not trigger the Rights' exercisability unless, while IAT's designees do not constitute a majority of the McM Board, the Board takes any action opposed by a majority of the remaining IAT designees or, if no IAT designees remain, then the current chief executive officer of IAT. The Offer and Rights Agreement further describes the procedure by which the Rights are exercised should any of the above-described triggering events take place.

         The Series A Preferred Stock that would be obtained by IAT if the Rights were exercised has no conversion, dividend or voting rights (except those required by law), but carries a senior liquidation preference and immediate right to redemption upon 10 business days' written notice to the Company.

         The Offer and Rights Agreement was unanimously approved by McM's Board of Directors and the Tender Offer commenced on July 23, 1998. The Tender Offer was made through offering documents filed with the Securities and Exchange Commission and mailed to McM shareholders.

         On October 1, 1998, IAT successfully completed the Tender Offer and purchased 1,279,692 shares (or 27.2%) of McM's common stock at the Tender Offer price of $3.65 per share. On the same day IAT also purchased an additional 658,900 shares of McM common stock from the McMillen Trust pursuant to the Trust Purchase Agreement. In total, IAT purchased 1,938,592 shares or (41.2%) for an aggregate price of approximately $7,075,860.

         On October 7, 1998, IAT provided a $10 million cash contribution to McM Corporation. IAT made an additional $1 million cash contribution to McM on October 28, 1998. In consideration of these contributions, McM issued 11,000 shares of McM Corporation Series B PIK Preferred Stock, $1000 par value to IAT. The Series B PIK Preferred Stock accumulate dividends at a rate of 12% per annum, payable quarterly in arrears on January 7, April 7, July 7, and October 7 of each year. The dividends are cumulative from the date of issuance and will be paid in kind with additional fully paid and nonassessable shares of Series B PIK Preferred Stock. At the Board of Directors' discretion quarterly dividends may be paid in cash. McM also retired five $1 million certificates of contribution issued to IAT by McM subsidiary OF&C (see later discussion under this caption), replacing these certificates with a permanent $5 million cash capital contribution to OF&C as additional paid-in capital. McM simultaneously issued 5,000 shares of Series B PIK Preferred Stock to IAT in exchange for the retirement of these certificates of contribution.

         On December 29, 1998, IAT made an additional $10 million cash contribution to McM for consideration of 10,000 shares of McM Series B PIK Preferred Stock. On the same day, McM made a permanent $5 million cash capital contribution to OF&C as additional paid-in capital and transferred the remaining $5 million to OF&C in exchange for the issuance of 500,000 shares of OF&C 8% Preferred Stock, $10 par value.

         By statute, the majority of the Company's investments are required to be held in investment grade securities which provide ample protection for both the policyholder and the shareholder. Significant amounts of short-term investments are held to meet the liquidity needs of the property and casualty insurance operations.

         As shown in the Consolidated Statements of Cash Flows, the Company experienced negative cash flows from operations on a consolidated basis of $12.1 million in 1998 compared to $5.5 million in 1997 and $4.4 million in 1996.

         The main source of the Company's cash flows is derived from its property and casualty subsidiaries. The Company's property and casualty subsidiaries experienced consolidated negative cash flows from operations of $11.1 million, $5.4 million and $4.2 million in 1998, 1997 and 1996, respectively. The negative cash flows for the property and casualty operations can be attributed primarily to the reduction in written premiums and the increase in the settlement of claim liabilities related to the deteriorated loss experience discussed previously. Short-term investments were utilized to handle the liquidity needs of the Company during 1998. Short-term investments held at December 31, 1998, were $11.6 million compared to $21.5 million at December 31, 1997.

         Total cash and invested assets at December 31, 1998, were approximately $70.4 million compared to $51.6 million at December 31, 1997. The increase in cash and invested assets is directly related to the cash contributions from IAT discussed above. Approximately $18.1 million of the cash received from IAT was invested in an equity investment portfolio in the property and casualty subsidiaries.

         The Company maintains a mix of high-quality investments which provides adequate returns, while limiting credit risk and providing necessary levels of liquidity to meet projected expenditures. At December 31, 1998, approximately 36.4% or $25.6 million of cash and invested assets were comprised of fixed-maturity securities available-for-sale, 31.2% or $22.0 million were recorded as equity securities available-for-sale and 4.5% of fixed-maturity securities held-to-maturity. Cash and short-term investments comprised the remaining 27.9% of cash and invested assets. Of the total cash and invested assets at December 31, 1997, approximately 49.0% or $25.3 million were comprised of fixed-maturity securities available-for- sale and 6.1% or $3.1 million were classified as fixed-maturity securities held-to-maturity. Cash and short-term investments totalling $23.2 million comprised the remaining 44.9% of the investment portfolio. The fixed-maturity security portfolio has a range of expected maturities which, as mentioned previously, management believes are adequate to meet long and short-term liquidity needs.

         At December 31, 1998, the market value of the Company's long-term fixed-maturity securities portfolio was $645,000 greater than amortized cost and $137,000 greater than its carrying value. The unrealized gain of $137,000 relates to those investments the Company intends to hold to maturity. The par value of these securities will be realized as they mature (see Note G to the consolidated financial statements). At December 31, 1998, the market value of the Company's equity securities portfolio was approximately $3.9 million greater than its cost. As mentioned above the equity security portfolio is classified as available-for- sale. At December 31, 1997, the market value of the fixed-maturity securities portfolio was $370,000 less than its amortized cost and $100,000 greater than its carrying value.

         Statutory capital positions of the property and casualty insurance companies are closely monitored by the Company. In addition, the NAIC has adopted Risk-Based Capital ("RBC") requirements. Annual statutory financial statements are filed with state insurance regulators on or before March 1 following each year end.

         RBC was developed to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks such as asset quality, asset and liability matching, loss reserve adequacy and other business environmental factors. The RBC formula is used by state insurance regulators as an early warning tool to identify, for the purpose of initiating regulatory action, insurance companies that may be inadequately capitalized. Regulatory compliance is determined by a ratio of the enterprise's regulatory total adjusted capital, as defined by the NAIC, to its authorized control level RBC, as defined by the NAIC. Enterprises below specific ratios are classified within certain levels, each of which requires specific corrective action.

         As discussed in the Company's 1997 Annual Report, OF&C, triggered the first regulatory threshold, Company Action Level, of the Risk-Based Capital framework established by the NAIC. Breaching this threshold required the Company to submit an action plan to the North Carolina Department of Insurance ("NCDOI") explaining the Company's intended course of action to eliminate this RBC condition. The plan, submitted to the NCDOI by the Company on April 15, 1998, included a proposed capital infusion of $5 million. On June 15, 1998, IAT provided OF&C with a $5 million cash infusion supported by five $1 million certificates of contribution. The terms of the certificates provided for quarterly interest payments at the rate of 5% per annum with the principal payable no later than December 31, 2000, upon the approval of the Commissioner of the NCDOI. As discussed previously, the certificates of contribution were retired upon the completion of IAT's successful cash tender purchase of McM common stock.

         At December 31, 1998, the Company's property and casualty insurance subsidiaries exceeded all RBC thresholds. Combined statutory capital and surplus of the property and casualty subsidiaries increased by $16.2 million to $27.7 million at December 31, 1998, compared to $11.5 million at December 31, 1997.

         At December 31, 1998, the Company had consolidated shareholders' equity of $2.5 million compared to $12.8 million at December 31, 1997. The Company's main source of funds from which dividends are paid to its shareholders is its insurance subsidiaries which are subject to certain restrictions as to the amount of dividends that can be paid in a given year. These restrictions are discussed in Note B to the consolidated financial statements. No dividends were declared or paid during 1998 or 1997. The Board will continue to consider carefully the Company's earnings, capital requirements, financial condition and other relevant factors with regard to payment of dividends.






                       THIS SPACE LEFT BLANK INTENTIONALLY

CONSOLIDATED BALANCE SHEETS
McM CORPORATION AND SUBSIDIARIES
    (Thousands of dollars)

                                                                                                        December 31
ASSETS                                                                                              1998           1997
                                                                                              -------------------------
Invested assets:
  Securities available-for-sale, at fair value:
       Fixed maturities (amortized cost: 1998 - $25,152; 1997 - $25,755)                       $  25,660      $  25,284
       Equity securities (cost: 1998 - $18,093; 1997 - $0)                                        21,969              0
  Fixed maturities held-to-maturity, at amortized cost
      (fair value: 1998 - $3,275; 1997 - $3,235)                                                   3,138          3,134
  Short-term investments                                                                          11,572         21,522
                                                                                               ------------------------
                                                                                                  62,339         49,940

Cash                                                                                               8,120          1,698
Accrued investment income                                                                            579            531
Premiums receivable                                                                                6,660          8,552
Reinsurance balances recoverable on:
      Paid losses and settlement expenses                                                          3,090          1,476
      Reserves for losses and settlement expenses                                                 27,539         28,124
      Unearned premiums                                                                            2,847          6,313
Deferred policy acquisition costs                                                                  2,407          2,802
Equipment, at cost less accumulated depreciation
    (1998 - $2,153; 1997 - $1,954)                                                                 1,639          1,833
Other assets                                                                                       2,515          2,871
                                                                                               ------------------------


                                                                            TOTAL ASSETS       $ 117,735      $ 104,140
                                                                                               ========================

LIABILITIES AND SHAREHOLDERS' EQUITY

  Reserves for losses and settlement expenses                                                  $  60,844      $  57,283
  Unearned premiums                                                                               10,793         15,676
  Other policyholder funds                                                                         5,881          6,380
  Amounts payable to reinsurers                                                                    3,233          4,461
  Accrued expenses                                                                                 8,527          7,572
                                                                                               ------------------------


                                                                                                  89,278         91,372

Redeemable Preferred Stock - Series B PIK                                                         26,000              0

Shareholders' equity:
  Common Stock, par value $1 per share - authorized:  1998 and 1997 - 10,000,000 shares;
      issued and outstanding:  1998 - 4,706,388 and 1997 - 4,695,621 shares                        4,706          4,696
  Additional paid-in capital                                                                       1,540          1,530
  Accumulated other comprehensive income                                                           4,384           (471)
   Retained (deficit) earnings                                                                    (8,173)         7,013
                                                                                               ------------------------

                                                              TOTAL SHAREHOLDERS' EQUITY           2,457         12,768
                                                                                               ------------------------

                                              TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $ 117,735      $ 104,140
                                                                                               ========================


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
McM CORPORATION AND SUBSIDIARIES
  (Thousands of dollars, except per share data)


                                                                 Year Ended
                                                                 December 31
                                                    ------------------------------------
                                                      1998          1997          1996
                                                    ------------------------------------
REVENUES
  Premiums earned                                   $ 67,135      $ 75,778      $ 73,568
  Premiums ceded                                     (20,127)      (20,071)      (21,714)
                                                    ------------------------------------

  Net premiums earned                                 47,008        55,707        51,854

  Investment income, less investment expenses:
     (1998 - $362; 1997 - $413; 1996 - $457)           2,516         2,985         3,159
  Realized investment gains                              274           196            40
  Other income                                           430           649           645
                                                    ------------------------------------

                                     TOTAL REVENUES   50,228        59,537        55,698

LOSSES AND EXPENSES
  Losses and settlement expenses                      59,834        62,882        51,781
  Losses and settlement expenses ceded               (15,349)      (14,865)      (12,571)
                                                    ------------------------------------

  Net losses and settlement expenses                  44,485        48,017        39,210

  Underwriting, acquisition and administrative
    expenses                                          19,795        19,659        17,426
  Provision for bad debts on liquidated reinsurers     1,134           401          (150)
                                                    ------------------------------------

                          TOTAL LOSSES AND EXPENSES   65,414        68,077        56,486
                                                    ------------------------------------

                                           NET LOSS  (15,186)       (8,540)         (788)

Preferred stock dividends                               (409)            0             0
                                                    ------------------------------------

          NET LOSS AVAILABLE TO COMMON SHAREHOLDERS ($15,595)      ($8,540)    ($    788)
                                                    ====================================


PER SHARE DATA:
Net loss per common share - basic                   ($  3.32)     ($  1.82)     ($  0.17)
Net loss per common share - assuming dilution       ($  3.32)     ($  1.82)     ($  0.17)

  Dividends per common share declared by McM        $   0.00      $   0.00      $   0.06
                                                    ====================================


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
McM CORPORATION AND SUBSIDIARIES
   (Thousands of dollars)

                                                                                  Year Ended
                                                                                  December 31
                                                                     ----------------------------------
                                                                        1998         1997         1996
                                                                     ----------------------------------
OPERATING ACTIVITIES

  Net loss                                                           $(15,186)     $(8,540)     $  (788)

  Adjustments to reconcile net loss to net cash used by operating activities:
    Policy liabilities                                                 (1,821)        (466)     (10,828)
    Premiums receivable                                                 1,892          828          555
    Accrued investment income                                             (48)         272           37
    Net receivable from reinsurers                                      1,209        1,971        6,128
    Amortization of deferred policy acquisition costs                  11,401       10,332        9,116
    Policy acquisition costs deferred                                 (11,006)      (9,142)      (9,765)
    Other                                                               1,437         (720)       1,150
                                                                     ----------------------------------

                                 CASH USED BY OPERATING ACTIVITIES    (12,122)      (5,465)      (4,395)

INVESTING ACTIVITIES

  Securities available-for-sale:
     Purchases                                                        (31,370)     (10,499)     (18,447)
     Sales                                                             14,286       19,506            0
     Maturities                                                            86        2,050       12,974
  Securities held-to-maturity:
     Purchases                                                              0            0       (1,118)
     Maturities                                                             0        2,777       11,362
   Purchases of property and equipment                                   (428)      (1,045)        (757)
   Decrease/(increase) in short-term investments                        9,950       (7,461)         787
                                                                     ----------------------------------

CASH (USED) PROVIDED BY INVESTING ACTIVITIES                           (7,476)       5,328        4,801

FINANCING ACTIVITIES

   Employee Stock Purchases                                                20           59           15
   Cash Dividends Paid                                                      0            0         (282)
   Issuance of Series B Preferred Stock                                26,000            0            0
                                                                     ----------------------------------

                      CASH PROVIDED (USED) BY FINANCING ACTIVITIES     26,020           59         (267)
                                                                     ----------------------------------
                                   NET INCREASE (DECREASE) IN CASH   $  6,422      $   (78)     $   139
                                                                     ==================================


See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
McM CORPORATION AND SUBSIDIARIES
    (Thousands of dollars)

                                                                  Accumulated
                                                                     Other        Retained
                                        Common       Paid-in      Comprehensive  (Deficit)
                                        Stock        Capital         Income       Earnings  Total
                                      --------------------------------------------------------------
BALANCES AT JANUARY 1, 1996           $  4,675      $  1,477      $   465        $ 16,623    $23,240

Activity for 1996

Comprehensive Income:
  Net loss                                                                           (788)      (788)
  Unrealized losses on securities                                    (530)                      (530)
                                                                                             -------
Comprehensive income                                                                          (1,318)

Dividends declared and paid                                                          (282)      (282)

Employee stock purchases                     3            12                                      15
                                      --------------------------------------------------------------

BALANCES AT DECEMBER 31, 1996         $  4,678      $  1,489      $   (65)       $ 15,553    $21,655

Activity for 1997

Comprehensive Income:
  Net loss                                                                         (8,540)    (8,540)
  Unrealized losses on securities                                    (406)                      (406)
                                                                                             -------
Comprehensive income                                                                          (8,946)

Employee stock purchases                    18            41                                      59
                                      --------------------------------------------------------------

BALANCES AT DECEMBER 31, 1997         $  4,696      $  1,530      $  (471)       $  7,013    $12,768

Activity for 1998

Comprehensive Income:
  Net loss                                                                        (15,186)   (15,186)
  Unrealized gains on securities                                    4,855                      4,855
                                                                                             -------
Comprehensive income                                                                         (10,331)

Employee stock purchases                    10            10                                      20
                                      --------------------------------------------------------------

BALANCES AT DECEMBER 31, 1998         $  4,706      $  1,540      $ 4,384        $ (8,173)   $ 2,457
                                     ===============================================================

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
McM CORPORATION AND SUBSIDIARIES

NOTE A  Significant Accounting Policies


Basis of Presentation: The consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) which, as to the insurance subsidiaries, vary in some respects from statutory accounting practices which are prescribed or permitted by the various state insurance departments.

         The consolidated financial statements include the accounts and operations of McM and its wholly-owned subsidiaries. McM is actively engaged through certain of its subsidiaries in the property and casualty insurance business. All significant intercompany accounts and transactions have been eliminated. The Company's subsidiaries are as follows:

Subsidiary                                         Abbreviation
-------------------------------------------------------------------------
Property and Casualty:
  Occidental Fire & Casualty Company
    of North Carolina                                 OF&C
  Wilshire Insurance Company                          Wilshire

Other:
  Equity Holdings, Inc.                               Equity
-------------------------------------------------------------------------

         The property and casualty insurance subsidiaries are primarily involved in the sale of commercial automobile and private passenger automobile insurance. The commercial automobile insurance consists primarily of liability, physical damage and inland marine coverages. The commercial automobile lines of business represented between 77% and 80% of gross written premium for all periods presented. Private passenger automobile insurance, which represents the remainder of gross written premiums, consists primarily of liability and physical damage coverages. The Company's products are generally marketed through general and independent agents. In 1998, premiums were written in 28 states throughout the U.S. Direct premiums written in California, all of which were for commercial automobile insurance products, represented between 32% and 34% of direct written premiums for all periods presented.

Investments: Fixed maturity securities are classified as either held-to-maturity or available-for-sale. Management determines the appropriate classification of fixed maturity securities at the time of purchase. The Company has identified and accounted for its investments as follows:

Securities held-to-maturity and available-for-sale: Securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost. Securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are stated at fair value, with the unrealized gains and losses reported as a separate component of shareholders' equity. The amortized cost of securities classified as held-to-maturity or available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity, or in the case of mortgage-backed securities, over the estimated life of the security. Such amortization is included in investment income. Realized gains and losses include any declines in value judged to be other-than-temporary. The cost of securities sold is based on the specific identification method. Short-term investments are comprised of corporate master notes and United States Treasury Notes and Bills maturing in twelve months or less. These investments are carried at fair value.

         The Company had fixed maturity securities with a face value of approximately $12.2 million and $12.0 million on deposit with various state insurance departments at December 31, 1998, and 1997, respectively. The Company also had $3.4 million in short-term investments held in a security trust as collateral for assumed reinsurance balances at December 31, 1998 and 1997.

Cash: Cash represents cash balances deposited in banking institutions. Balances invested in corporate master notes and other interest bearing cash equivalents are included in short-term investments.

Equipment: Equipment is stated at cost less allowances for accumulated depreciation which are computed principally on the straight-line method.

Recognition of Insurance Revenues: Premiums for property and casualty insurance policies are recognized as revenues on a monthly pro rata basis over the terms of the policies.

         The Company utilizes a general agency force to market its annual commercial automobile business and a portion of its private passenger automobile business. As of December 31, 1998, agents' balances receivable of approximately $850,000 were associated with one general agent.

Deferred Policy Acquisition Costs: Costs which vary with and are primarily related to the production of property and casualty policies are deferred to the extent recoverable and are amortized over the lives of the policies in proportion to the recognition of premiums earned. Anticipated investment yield is considered in the evaluation of recoverability of unamortized deferred acquisition costs.

Reserves for Losses and Settlement Expenses: Reserves for estimated losses are determined on a case basis for reported claims and on estimates based on Company experience for loss settlement expenses and incurred but not reported claims. These liabilities give effect to trends in claims severity and other factors which may vary as the losses are ultimately settled. Although considerable variability is inherent in such estimates for losses and loss settlement expenses, management believes that these liabilities are adequate. The estimates are continually reviewed and, as adjustments to these liabilities become necessary, such adjustments are reflected in current operations.

         The reserves for losses include amounts assumed from involuntary pools and other residual market mechanisms of the various states in which the Company has written policies. The estimated liability for the assumed pools is recorded based on information provided to the Company by the pools.

Reinsurance: McM assumes and cedes reinsurance and participates in various pools and associations. The reinsurance arrangements allow management to control exposure to potential losses arising from large risks, and provide additional capacity for growth. The reinsurance is effected under quota-share contracts and by excess-of-loss contracts. Amounts recoverable from reinsurers for unpaid losses and settlement expenses are estimated in a manner consistent with the related liabilities associated with reinsured policies.

Income Taxes: The Company accounts for income taxes using the liability method. Deferred tax assets, net of a valuation allowance, and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Leases: The Company and its subsidiaries rent office space and equipment under various operating lease agreements. The aggregate rental expense charged to operations was approximately $865,000 in

1998, $826,000 in 1997, and $802,000 in 1996. Future minimum lease commitments require payments of approximately $735,000, $681,000 and $342,000 in 1999, 2000 and 2001, respectively.

Use of Estimates: The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known which could impact the amounts reported and disclosed herein.

Earnings per Share: Basic earnings per share are based on the weighted-average number of common shares outstanding during the year. The weighted-average number of common shares outstanding was 4,702,805, 4,688,364 and 4,675,701 at December 31, 1998, 1997 and 1996, respectively. Diluted earnings per share are computed assuming that the weighted-average number of shares increases by the conversion of fixed awards (employee stock options). The diluted per share computations reflect a change in the number of common shares outstanding (the "denominator") to include the number of additional shares that would have been outstanding if the potentially dilutive shares had been issued. The Company had no potentially dilutive employee stock options outstanding for the periods presented. Therefore, the denominator was the same for both basic and dilutive per share calculations. The numerator (net loss) was also constant for both computation methods.

New Accounting Standards: In June 1997, The Financial Accounting Standards Board ("FASB") issued Financial Accounting Standard No. 130, "Reporting Comprehensive Income" ("SFAS 130") for years beginning after December 15, 1997. Comprehensive income is defined as essentially all changes in shareholders' equity exclusive of transactions with owners, such as capital investments, and includes net income (loss) plus changes in certain assets and liabilities that are reported directly in equity. The unrealized gain or loss on available-for-sale securities is the Company's only component of other comprehensive income and is presented on the Consolidated Statement of Changes in Shareholders' Equity.

         Also during June 1997, the FASB issued Statement of Financial Accounting Standard No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") for years beginning after December 15, 1997. SFAS 131 requires companies to use the "management approach" in disclosing segment information based on what type of financial information top management uses in the decision-making process. This approach is intended to allow users to better understand the Company's performance. Management has reviewed the requirements of SFAS 131 and, in accordance with the standard, has determined that the Company has two operating segments: property and casualty insurance for commercial automobile and private passenger automobile. See Note L.

         In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132") for years beginning after December 15, 1997. The overall objective of SFAS 132 is to improve and standardize disclosures about pensions and other postretirement benefits and to make the required information easier to prepare and more understandable. Information disclosed in Note F regarding the Company's Pension Plan is presented in accordance with the requirements of SFAS 132.

NOTE B   Statutory Results and Dividend Restrictions

         The reporting practices for McM's insurance subsidiaries prescribed or permitted by state regulatory authorities ("statutory accounting") differ from generally accepted accounting principles. OF&C (which includes Wilshire on a statutory equity basis) reported to insurance regulatory authorities a net loss of $7.1 million and $2.8 million in 1998 and 1997 respectively, and net income of $49,000 in 1996. Combined capital and surplus reported to insurance regulatory authorities totalled $27.7 million and $11.5 million at December 31, 1998 and 1997, respectively.

         McM's insurance subsidiaries are subject to regulation and supervision by regulatory authorities in the states in which they operate. The regulatory bodies have broad administrative powers relating to standards of solvency, minimum capital and surplus requirements, maintenance of required reserves, payments of dividends, statutory accounting and reporting practices, and other financial and operational matters. Generally, the net assets of the insurance subsidiaries available for transfer to the parent company are limited to the amounts by which the insurance subsidiaries' net assets, as determined in accordance with statutory accounting practices, exceed the minimum statutory capital requirement of $2,250,000. Also, by statute, dividends exceeding the lesser of 10% of statutory-basis capital and surplus or the previous year's net income, excluding net realized capital gains, require the prior approval of the Commissioner of the North Carolina Department of Insurance.

         OF&C and Wilshire are domiciled in the State of North Carolina and prepare their statutory-basis financial statements in accordance with accounting practices and procedures prescribed or permitted by the North Carolina Department of Insurance. "Prescribed" statutory accounting practices include state laws, regulations, and general administrative rules, as well as a variety of publications of the National Association of Insurance Commissioners ("NAIC"). "Permitted" statutory accounting practices may differ from state to state, may differ from company to company within a state, and may change in the future. In 1998, the NAIC adopted codified statutory accounting practices, which constitutes the only source of comprehensive "prescribed" statutory accounting practices. The codified practices and principles, which are effective January 1, 2001, will result in changes to the accounting methodology that insurance enterprises use to prepare their statutory financial statements. The full impact of the codified practices and principles on McM's insurance subsidiaries' statutory financial statements is not known at this time.

         The North Carolina Department of Insurance imposes minimum risk-based capital requirements on insurance enterprises that were developed by the NAIC. The formulas for determining the amount of risk-based capital ("RBC") specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio ("the Ratio") of the enterprise's regulatory total adjusted capital, as defined by the NAIC, to its authorized control level RBC as defined by the NAIC. Enterprises below specific trigger points or ratios are classified within certain levels, each of which requires corrective action.

         The capital and surplus levels at December 31, 1998, for both insurance subsidiaries exceeded all RBC requirements.

NOTE C  Redeemable Preferred Stock

Redeemable Series A: On October 1, 1998 McM authorized 60,000 shares of Series A Preferred Stock, $1,000 par value per share ("Series A Preferred Stock"). Series A Preferred Stock has no dividend or voting rights and are nonconvertible. Upon voluntary or involuntary liquidation, dissolution or winding up of the Company, holders of shares of Series A Preferred Stock shall be entitled to receive out of net assets of the Company before any payment or distribution shall be made or set apart for payment on the common stock or any other class or series of stock of the Company, the amount of $1,000 per share of Series A Preferred Stock. After payment to the holders of Series A Preferred Stock of $1,000 per share, the holders of shares of Series A Preferred Stock, as such, shall have no right or claim to any of the remaining net assets of the Company.

         The shares of Series A Preferred Stock shall at all times be redeemable at the option of the holder thereof in cash for $1,000 per share payable by the Company immediately from available funds. Holders of Series A Preferred Stock do not have any rights to convert such share into to exchange such share for shares of Common Stock of the Company or any other class or series of stock of the Corporation. Holders of Series A Preferred Stock do not have a right to vote on any matter pertaining to the Company. Series A Preferred Stock shall rank senior to any other class or series of preferred stock of the Company upon liquidation of the Company.

         As a condition to the Offer and Rights Agreement between the

Company and two shareholders, McM has agreed to issue all 60,000 Series A Redeemable Preferred Shares to one shareholder at an exercise price of $.01 per share upon the occurrence of certain events. The events that could cause an exercise of theses rights involve the purchase/sale of shares between the two shareholders and certain changes in the Board of Directors.

         As of December 31, 1998, there were no shares of Series A Preferred issued or outstanding.

Cumulative, Redeemable PIK Series B: On October 28, 1998, McM authorized 50,000 shares of Series B PIK Preferred Stock, $1,000 par value per share. The Series B PIK Preferred Stock are nonconvertible and have no voting rights. Series B PIK Preferred Stock accumulate dividends at a rate of 12.0% per annum, payable quarterly in arrears to such holders of Series B PIK Preferred Stock on January 7, April 7, July 7 and October 7. Dividends are cumulative from the date of issuance and shall be paid in kind with additional fully paid and nonassessable shares of Series B PIK Preferred Stock and having an aggregate liquidation preference equal to the amount of such dividends. However, the Board of Directors of McM, at its option, may pay any dividend in cash. No dividends were declared or paid in 1998. Cumulative dividends in arrears at December 31, 1998, were $408,658.

         Upon the voluntary or involuntary liquidation of the Company, the holders of shares of Series B PIK Preferred Stock shall be entitled to receive out of the net assets of the Company before any payment or distribution shall be made or set apart for payment on the Common Stock or any other class or series of stock of the Company other than Series A Redeemable Preferred Stock, $1,000 per share of Series B PIK Preferred Stock. After payment to holders of shares of Series B PIK Preferred Stock, the amount of $1,000 per share, the holders of shares of Series B PIK Preferred Stock shall have no right or claim to any of the remaining assets of the Company.

         Effective on the date that is seven years from the date of issuance, outstanding shares of Series B PIK Preferred Stock shall be redeemed by the Company in cash for $1,000 per share plus an amount equal to all accumulated and unpaid dividends. Holders of Series B PIK Preferred Stock have no rights to convert such share into or to exchange such share for shares of Common Stock or any other class or series of stock of the Company. Holders of Series B PIK Preferred Stock do not have any right to vote on any matter of the Company. Series B PIK Preferred Stock shall rank, as to the distribution of assets upon liquidation of the Company senior to any other class or series of preferred stock of the Company except Series A Redeemable Preferred Stock.

         As of December 31, 1998, there were 26,000 shares of Series B PIK Preferred Stock issued and outstanding.

NOTE D  Reinsurance

         The property and casualty insurance subsidiaries have entered into reinsurance agreements with various reinsurers in order to reduce their ultimate claim risk. Current reinsurance agreements provide for premium rates based on the amount of coverage in excess of the defined retention level.

         Generally, the Company's retention level for all accident years was $100,000 with the exception of the 1991 accident year which was $250,000. These retention levels are effected under the Company's casualty excess of loss reinsurance treaties.

         The Company is also party to quota share reinsurance arrangements on its private passenger automobile and commercial auto liability coverages. A quota share reinsurance treaty is maintained on the Company's private passenger automobile business which became effective in April 1993. The rates pertaining to this treaty have ranged between 20% and 40% since its inception. An addendum to the private passenger quota share treaty provided for the ceding of 100% of the unearned premium to the reinsurers as of December 31, 1997. A 5% quota share is also maintained for commercial auto liability coverages. These quota share treaties were placed to help control the Company's statutory net writings to surplus ratios as well as future premium growth in related markets.

         The effect of reinsurance on premiums written and earned in 1998, 1997 and 1996 was as follows:

                                 For the Year Ended December 31
           ----------------------------------------------------------------------
                 1998                      1997                      1996
               Premiums                  Premiums                  Premiums
           Written    Earned       Written      Earned       Written      Earned
          --------   --------     --------     --------     --------    ---------
                                 (Thousands of dollars)
Direct    $56,494    $ 59,335     $ 63,699     $ 65,205     $ 62,698      63,163
Assumed     5,759       7,800        9,830       10,573       11,561      10,405
Ceded     (16,662)    (20,127)     (22,315)     (20,071)     (20,839)    (21,714)
          -------    --------     --------     --------     --------    --------
Net       $45,591    $ 47,008     $ 51,214     $ 55,707     $ 53,420    $ 51,854
          =======    ========     ========     ========     ========    ========

         To minimize its exposure to losses from reinsurance insolvencies, OF&C and Wilshire evaluate the financial condition of their reinsurers and monitor concentration of credit risk arising from similar geographic regions, activities or economic characteristics of the reinsurers. A schedule of the Company's reinsurers whose balances are approximately 10% or more of McM's shareholders' equity at December 31, 1998 is provided below:

                                                      Ceded
             Reinsurer                        Balances Receivable
           ------------                      --------------------
                                            (Thousands of dollars)
Lloyds of London                                   $ 8,430
CNA International                                    4,542
Unionamerica                                         4,446
AXA Reassurance                                      3,321
Zurich Re                                            3,039
Sphere Drake Insurance, PLC                          1,976
Hannover Ruckersicherungs                              922
Terra Nova Insurance Co.                               704
National Reinsurance Corp                              692
Chartwell Reinsurance Co.                              567
National Workers Comp. Pool                            549
Folksamerica Reinsurance Co.                           505
Great Lakes American
  Reinsurance Company                                  489
Employers Reinsurance Corp.                            433
Focus Insurance Company
 in Liquidation                                        375
Trenwick America Reinsurance Co.                       310
All other                                            2,386
                                                   -------
   Total                                           $33,686

         OF&C and Wilshire's policy is to hold collateral under related reinsurance agreements in the form of letters of credit for all reinsurers not licensed to do business in North Carolina.

         To the extent that reinsuring companies may later be unable to meet obligations under the reinsurance agreements, the insurance subsidiaries would remain liable.

         The Companies have administrative and reinsurance agreements whereby the Companies administer the business written by a Texas county mutual insurance company and the Companies assume $100,000 of risk per policy. At December 31, 1998 and 1997, the Companies had receivable balances related to these agreements of $1,720,240 and $833,460, respectively, which are included in other assets.

NOTE E  Income Taxes

         The Revenue Reconciliation Act of 1993 increased the U.S. Federal income tax rate to 35% for taxable income in excess of $10 million. Because of the large tax return net operating loss carryforwards of the Company and Company estimates that annual taxable income in the near future, before utilization of the carryforwards, will not exceed $10 million, a U.S. Federal income tax rate of 34% has been used to compute deferred tax assets and liabilities for the Company.

         There was no income tax expense attributable to income from continuing operations for the years ended December 31, 1998, 1997 and 1996. These amounts differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent to pretax income from continuing operations as follows:


                                                     Year Ended December 31
                                                  1998        1997       1996
                                                   (Thousands of dollars)
Pretax income (loss) from
  continuing operations                         $(15,186)    $(8,540)    $(788)
------------------------------------------------------------------------------
Computed "expected" tax
expense (benefit)                                 (5,163)     (2,904)     (268)
Increase (decrease) in
taxes resulting from:
  Change in valuation
  allowance                                        2,323       2,356       (77)
  Other                                               29         256       191
Net operating and
  capital losses not
  utilized                                         2,811         292         -
------------------------------------------------------------------------------
Income Tax Expense                              $      0     $     0     $   0
------------------------------------------------------------------------------






                       THIS SPACE LEFT BLANK INTENTIONALLY

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 1998 and December 31, 1997, are presented below.

                                                                                        December 31
                                                                                  ----------------------
                                                                                     1998         1997
                                                                                  (Thousands of dollars)
Deferred tax asset:
  Unearned premium reserves                                                        $    540     $    637
  Claim reserves                                                                      1,367        1,270
 Tax return net operating
   and capital loss
   carryforwards                                                                     35,074       33,028
  Unrealized losses on fixed
   maturity securities                                                                    0          160
  Other                                                                                 286          232
                                                                                   --------     --------
Total gross deferred tax
 assets                                                                              37,267       35,327
Less: Valuation allowance                                                           (34,789)     (34,117)
                                                                                   --------     --------
Net deferred tax assets                                                            $  2,478     $  1,210

Deferred tax liabilities:
  Deferred policy acquisition
   costs                                                                           $    818     $    953
  Agent balances                                                                         20           57
  Unrealized gains on fixed
   maturity securities                                                                1,491            -
  Other                                                                                 149          200
                                                                                   --------     --------
Total liabilities                                                                  $  2,478     $  1,210
                                                                                   --------     --------
Net deferred tax account                                                           $      0     $      0
                                                                                   ========     ========

         The valuation allowance for deferred tax assets as of January 1, 1998, was $34,789,000. The net change in the total valuation allowance for the year ended December 31, 1998, was an increase of $671,000, which includes a $1,651,000 decrease related to unrealized gains.

         McM and its subsidiaries file a consolidated income tax return. The Company had cumulative tax operating loss carryforwards of approximately $103 million as of December 31, 1998, with expiration dates of 1999 through 2018. No income taxes were paid in 1998, 1997, or 1996.

NOTE F  Pension Plan

         McM and its subsidiaries have a non-contributory defined benefit pension plan covering substantially all their employees. The plan provides for payments to qualified employees based on compensation and years of service. The Company and its subsidiaries make contributions to the plan, if necessary, equal to the amounts required by ERISA.

         The following table sets forth the plan's funded status and amounts recognized in the Company's balance sheets at December 31:

                                      December 31
                                ----------------------
                                  1998          1997
------------------------------------------------------
                                (Thousands of dollars)
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at
 beginning of year               $ 3,356      $ 2,816
Service cost                         288          255
Interest cost                        248          227
Actuarial loss                       120          161
Benefits paid                        (85)        (103)
                                 -------      -------
Benefit obligation at
 end of year                     $ 3,927      $ 3,356

CHANGE IN PLAN ASSETS
Fair value of plan
 assets at beginning
 of year                         $ 2,476      $ 1,819
Actual return on
 plan assets                         211          369
Company contributions                443          391
Benefits paid                        (86)        (103)
                                 -------      -------
Fair value of plan
 assets at end of year           $ 3,044      $ 2,476

Funded status of the
 plan (underfunded)                 (882)        (880)
Unrecognized net
 actuarial loss                      297          100
Unrecognized prior service
 cost                                (91)         (47)
                                 -------      -------
Accrued benefit cost             $  (676)        (827)
                                 =======      =======

WEIGHTED-AVERAGE ASSUMPTIONS
Discount rate                       6.75%        7.25%
Expected return on plan
 assets                             9.00%        9.00%
Rate of compensation increase       4.75%        4.75%

     Net periodic pension expense included the following components:

                                Year Ended December 31
                               1998      1997      1996
----------------------------------------------------------
                               (Thousands of dollars)
 Service cost                $  289      $ 255      $ 257
 Interest cost                  248        227        206
 Expected return on plan
  assets                       (226)      (171)      (120)
 Amortization of prior
  service cost                  (20)       (20)       (20)
 Recognized net actuarial
  loss                            -          -         20
---------------------------------------------------------
Benefit cost                    291        291        343
=========================================================


NOTE G  Investment Operations

         The sources of investment income are summarized as follows:

                                       Year Ended December 31
                                   -----------------------------
                                    1998        1997        1996
                                   -----------------------------
                                       (Thousands of dollars)
Fixed maturities                   $1,962      $2,694     $2,490
Equity securities                      20           0          0
Other long-term investments            49          44         48
Short-term investments                847         660      1,078
                                   -----------------------------
                                    2,878       3,398      3,616
Investment expenses                  (362)       (413)      (457)
                                   -----------------------------
NET INVESTMENT INCOME              $2,516      $2,985     $3,159
                                   =============================

         The amortized cost and estimated market values of investments in fixed maturities at December 31, 1998 and 1997, are as follows:

                                  Gross      Gross       Gross     Estimated
                                Amortized  Unrealized  Unrealized   Market
                                   Cost      Gains       Losses     Value
                                -------------------------------------------
                                         (Thousands of dollars)
Securities Available-for-Sale:
------------------------------
December 31, 1998:
Fixed maturities:
U.S. Treasury
  securities
  and obligations of
  U.S. governmental
  corporations and
  agencies                        $22,756    $  512      $  -     $23,268
Public utilities
  and other                           383         4         -         387
Mortgage-backed
  securities                        2,013         -        (8)      2,005
----------------------------------------------------------------------------
Total fixed maturities:            25,152       516        (8)    $25,660

Equity securities:
Industrial, miscellaneous
  and other                        18,093     3,963       (87)     21,969
----------------------------------------------------------------------------
Total equity securities:           18,093     3,963       (87)     21,969
----------------------------------------------------------------------------
Total                             $43,245    $4,479      $(95)    $47,629
============================================================================

Securities Held-to-Maturity:
----------------------------
December 31, 1998:
Fixed maturities:
U.S. Treasury securities
 and obligations of
 U.S. governmental
 corporations and
 agencies                         $ 2,943    $  112      $  -     $ 3,055
Obligations of states
and political
subdivisions                          195        25         -         220
----------------------------------------------------------------------------
Total                             $ 3,138    $  137      $ (0)    $ 3,275
============================================================================

                                                   Gross       Gross       Gross     Estimated
                                                 Amortized   Unrealized  Unrealized   Market
                                                   Cost        Gains       Losses      Value
                                                 ---------------------------------------------
                                                          (Thousands of dollars)
Fixed Maturity Securities Available-for-Sale:
---------------------------------------------
December 31, 1997:
U. S. Treasury securities
and obligations of U.S.
governmental
corporations and
agencies                                           $22,714      $178      $ (18)      $22,874
Public utilities                                       469         2         (6)          465
Mortgage-backed
 securities                                          2,572         3       (630)        1,945
---------------------------------------------------------------------------------------------
Total                                              $25,755      $183      $(654)      $25,284
=============================================================================================

Fixed Maturity Securities Held-to-Maturity:
-------------------------------------------
December 31, 1997:
U.S. Treasury securities
 and obligations of
 U.S. governmental
 corporations and
 agencies                                          $ 2,940      $ 74      $  (1)      $ 3,013
Obligations of states
and political
subdivisions                                           194        28          -           222
---------------------------------------------------------------------------------------------
Total                                              $ 3,134      $102      $  (1)      $ 3,235
=============================================================================================

         The amortized cost and estimated market value of fixed maturities at December 31, 1998, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities as certain borrowers have the right to call or prepay obligations without penalty.

                                                                Estimated
                                                  Amortized       Market
                                                    Cost           Value
                                                  ----------------------
                                                  (Thousands of dollars)
Fixed Maturity Securities Available-for-Sale:
---------------------------------------------
Due in one year or less                            $   587      $   590
Due after one year through
 five years                                         10,059       10,184
Due after five years through
 ten years                                           3,452        3,788
Due after ten years                                  9,041        9,093
-----------------------------------------------------------------------
                                                    23,139       23,655
Mortgage backed securities                           2,013        2,005
-----------------------------------------------------------------------
                                                   $25,152      $25,660
=======================================================================
Fixed Maturity Securities Held-to-Maturity:
-------------------------------------------
Due in one year or less                            $ 1,705      $ 1,710
Due after one year through
 five years                                          1,015        1,084
Due after five years through
 ten years                                             418          481
Due after ten years                                     --           --
-----------------------------------------------------------------------
                                                   $ 3,138      $ 3,275
=======================================================================

         Realized gains and losses from sales of investments in fixed maturities were as follows:

                                 Year Ended December 31
                                1998      1997      1996
                                ------------------------
                                 (Thousands of dollars)
Realized gains and losses:
Securities available-for-sale:

Fixed maturities:
   Gross realized gains         $  1      $ 367     $ 40
   Gross realized losses          20        171        -
Equity securities:
   Gross realized gains          558         -         -

   Gross realized losses         265         -         -

         The carrying value of investments in persons (other than the U.S. Government or a Government Agency or Authority, State, Municipality, or Political Subdivision) exceeding 10% of total shareholders' equity is as follows:

                                             December 31
                                       ---------------------
                                          1998          1997
                                       ---------------------
                                       (Thousands of dollars)
Southern Capital Corporation           $ 1,117       $ 3,431
General Electric Capital Corporation     9,686        17,520
AIM Short Term                             759             -
American Safety Razor Company            1,200             -
Bankers Trust Corporation                3,417             -
Elxsi Corporation                        1,856             -
ESS Technology Incorporated                480             -
Helmerich & Payne Incorporated             969             -
Keycorp Incorporated                     1,357             -
Lehman Brothers Holdings Incorporated    2,423             -
MFC Bancorp Limited                        913             -
Mercer International Incorporated        2,003             -
Merrill Lynch Pierce
  Fenner & Smith Incorporated              334             -
Stolt Comex Seaway Incorporated            550             -
TRC Companies Incorporated               1,669             -
Thoratec Labs Corporation                1,843             -
Thousand Trails Incorporated             1,182             -
Varco International Incorporated           295             -
Ziegler Company Incorporated             1,125             -


NOTE H  Reserves for Losses and Settlement Expenses

         The consolidated financial statements include the estimated reserve for losses and settlement expenses of the property and casualty insurance subsidiaries. The subsidiaries primarily write commercial auto liability, physical damage and cargo coverages and non-standard private passenger automobile coverages. The liabilities for losses and settlement expenses are determined using case basis evaluations and statistical projections and represent estimates of the ultimate net cost of all unpaid losses and settlement expenses incurred through December 31 of each year. These estimates give effect to trends in claims severity and other factors which may vary as the liabilities are ultimately settled. The estimates are continually reviewed and, as adjustments to these liabilities become necessary, such adjustments are reflected in current operations.

         The following table provides a reconciliation of the beginning and ending reserve balances for losses and settlement expenses, on a gross-of-reinsurance basis, for 1998, 1997 and 1996, to the gross amounts reported in McM's balance sheet.

                                     Year Ended December 31
                                 ------------------------------
                                  1998         1997       1996
---------------------------------------------------------------
                                    (Thousands of dollars)
Reserves for losses
 and settlement expenses,
 net of reinsurance
 recoverables, at
 beginning of year               $29,159    $26,532    $29,997

Provision for insured
 events of the current
 year                             37,399     42,243     37,651
Increase in provision
 for insured events
 of prior years                    7,086      5,774      1,559
                                 -----------------------------
Incurred losses and
 settlement expenses
 during current year, net
 of reinsurance                   44,485     48,017     39,210

Payments for:
 Losses and settlement
 expenses attributable to
  insured events of the
  current year                    20,905     26,123     22,853
Losses and settlement
 expenses attributable to
 insured events of prior
 years                            19,434     19,267     19,822
                                 -----------------------------
                                  40,339     45,390     42,675
                                 -----------------------------
Reserves for losses and
 settlement expenses, net
 of reinsurance recoverables,
 at end of year                   33,305     29,159     26,532
Reinsurance recoverable on
 unpaid losses and settlement
 expenses at end of year          27,539     28,124     28,768
                                 -----------------------------
Gross reserves for losses and
 settlement expenses at end
 of year                         $60,844    $57,283    $55,300
                                 =============================

         The reconciliation above shows that a deficiency of $7,086,000 in the prior year reserve emerged during 1998. The deficiency at December 31, 1998, included adverse reserve development of approximately $6,885,000 in the commercial auto liability line of business, and $1,038,000 in discontinued lines of business and participation in involuntary pools and other residual market mechanisms in which OF&C and WIC are required to participate by the various states in which the companies write insurance. Mitigating the above adverse development was $748,000 of favorable development in inland marine, commercial auto physical damage, and general liability lines of business, and favorable development of $89,000 relating to private passenger liability and physical damage lines of business.

         The $5,774,000 deficiency included for 1997 included adverse reserve development of approximately $844,000 in private passenger automobile liability reserves, $813,000 in private passenger and commercial automobile physical damage and inland marine reserves and $3,531,000 relating to the commercial automobile liability line of business. In addition, approximately $586,000 of this deficiency relates to discontinued lines of business and participation in involuntary pools and other residual market mechanisms in which OF&C and Wilshire are required to participate by the various states in which the companies write insurance. The increase in overall reserves levels for 1997 resulted from prior year reserve deficiencies, particularly for the 1996 and 1995 accident years and increased claim costs in the current underwriting year for commercial and private passenger automobile physical damage coverages.

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

NOTE I    Contingencies

Litigation: In the normal course of operations, certain subsidiaries of the Company have been named as parties to various pending and threatened litigation. While the outcome of some of these matters cannot be estimated with certainty, it is the opinion of management that the resolution of these matters will not have a material adverse affect on the Company's consolidated financial position or results of operations.

Guaranty Associations: The insurance subsidiaries are required to be members of various state insurance guaranty associations in order to conduct business in those states. These associations have the authority to assess member companies in the event that an insurance company conducting business in that state is unable to meet its policyholder obligations. The Company recognizes the expense for these assessments in the year they are assessed. The Company incurred expenses of $13,000 and $25,000 in 1998 and 1997, respectively, and received a net refund of $26,000 in 1996 related to these assessments.

NOTE J  Stock Option Plan and Earnings Per Share

         At December 31, 1996, the Company adopted Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 introduces a fair-value based method of accounting for stock-based compensation and encourages, but does not require, compensation expense recognition for grants of stock, stock options and other equity instruments to employees. In accordance with SFAS 123, the Company has elected to continue to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options.


         The Company had an Employee Incentive Stock Option Plan, the 1986 Employee Incentive Stock Option Plan ("1986 Plan"), which expired by its terms, May 16, 1996. The 1986 Plan provided that options could be granted to selected key employees at exercise prices equal to market value on the date the option is granted. Options were granted for a period not exceeding ten years and were exercisable at a rate of 20% per year starting one year from the date of grant. Depending upon the circumstances of an optionee's termination of employment, the optionee's options either a) remain exercisable for three or six months after termination to the extent they were exercisable at termination unless vesting is accelerated by the Compensation Committee, b) remain exercisable until a change in control of the Company, as defined in the 1986 Plan, c) remain exercisable for five years and one day from the date of the optionee's termination or d) terminate as of the termination of the optionee's employment.

         In 1996 the Company adopted the 1996 Employee Incentive Stock Option Plan ("1996 Plan"). The terms of the 1996 Plan are generally the same as the 1986 plan.

         The Company had reserved 250,000 shares of common stock for distribution under the 1986 Plan, and 300,000 shares have been reserved for distribution under the 1996 Plan. The following options to purchase the Company's common shares were outstanding under the 1986 and 1996 Plans as of December 31, 1998 and 1997:

                             NUMBER OF SHARES
                               UNDERLYING
                               OUTSTANDING
                                 OPTIONS
                                                       OPTION
                                                        PRICE
DATE OF GRANT                     1998        1997    PER SHARE
----------------------------------------------------------------
January 15, 1988                   -0-        1,000    $ 8.50
October 6, 1988                    -0-        2,000    $10.00
January 15, 1993                   -0-       42,962    $ 1.38
July 25, 1994                      -0-       19,000    $ 2.25
August 17, 1994                    -0-       81,000    $ 2.75
March 26, 1997                   20,000      35,000    $ 3.94
----------------------------------------------------------------
                                 20,000     180,962
================================================================

         At December 31, 1998, 4,000 options were exercisable. In accordance with the terms of the 1986 Plan, the options granted January 15, and October 6, 1988 expired during 1998, ten years after their date of grant. The options granted January 15, 1993, July 25, 1994, and August 17, 1994 were forfeited in 1998. The remaining contractual life for the options outstanding at December 31, 1998 is 8.24 years.

         The Company previously had a phantom stock plan under which shares of "phantom stock" were awarded to certain employees. A maximum of 250,000 shares of phantom stock could be awarded under the plan. Upon maturity of an award, shares of phantom stock would be settled in cash equal to the market value of common shares at the maturity date plus the amount of cash dividends paid on an equal number of common shares over the life of the award. The awards generally vested over a five year period beginning five years after the award date and matured on the two year anniversary of the termination of the employee, or upon a change in control (as defined in the plan) of the Company. There were no shares of phantom stock granted in 1998 or 1997. In 1996 and 1995, 50,000 shares of phantom stock were granted under the plan. Related expenses of $80,000, $10,000, $44,000 and $26,000 were accrued at December 31, 1998, 1997, 1996, and
1995, respectively. The phantom stock plan and all awards thereunder were terminated effective December 16, 1998. The Company paid a total of $160,000 to award recipients in exchange for an agreement to terminate the outstanding awards.

         Pro forma information regarding net (loss) income and earnings per share is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options and awards granted subsequent to December 31, 1994, under the fair value method prescribed by SFAS 123. The estimated fair value of the options was calculated under the Black-Scholes valuation model using the following assumptions as of December 31, 1997 (the period of the last option grant:

                                    1997
                                   -----
    Risk-free interest rate         6.96%
    Dividend yield                  0.00%
    Volatility factor              63.5%
    Expected life (years)            10

         The pro forma basic and diluted net(loss) income per share did not change from that which has been reported, for all periods presented, as a result of SFAS 123. Further, because SFAS 123 is applicable only to stock-based awards granted after December 31, 1994, the pro forma effect of the amortization of the estimated fair value of the Company's outstanding stock is not likely to be representative of the effects on the reported net (loss) income for future years.

NOTE K  Summary of Fair Values

         The method of determining fair values for investments in fixed maturity securities is discussed in Note F. For all other financial instruments, carrying value approximates fair value.

         The following table summarizes the carrying value and fair value of financial instruments:

                                            December 31
                                     1998                  1997
                             ----------------------------------------
                             Carrying    Fair      Carrying    Fair
                              Value      Value      Value      Value
                             -----------------------------------------
                                     (Thousands of dollars)
Financial Assets:
Cash                         $ 8,120    $ 8,120    $ 1,698    $ 1,698
Short-term investments       $11,572    $11,572    $21,522    $21,522
Fixed maturity securities
 available-for-sale
 (Note G)                    $25,660    $25,660    $25,284    $25,284
Equity securities
 available-for-sale
 (Note G)                    $21,969    $21,969          -          -
Fixed maturity securities
 held-to-maturity
 (Note G)                    $ 3,138    $ 3,275    $ 3,134    $ 3,235


NOTE L  Segment Information

         The major focus of McM Corporation and its property and casualty insurance subsidiaries is providing commercial insurance to the trucking industry including cargo, liability and physical damage coverages and to the personal automobile market providing liability and physical damage coverages. The Company, therefore, has two reportable segments: commercial automobile and private passenger automobile.

         The Company's reportable segments are business units that offer insurance coverage to different market segments. The reportable segments are each managed separately because their insurance products are tailored to meet the specific needs of their respective clientele. The Company does not account for assets on a segment basis.

                           1998         1997         1996
                         --------     --------     --------
Net premiums earned:
 Private passenger       $  6,099     $ 14,155     $  9,703
 Commercial auto           40,909       41,552       42,151
 Other                          -            -            -
                         --------     --------     --------
 Total                     47,008       55,707       51,854

Net investment income
(including realized
investment gains):
 Private passenger            297          381          418
 Commercial auto            2,574        2,587        3,377
 Other                        (81)         213         (596)
                         --------     --------     --------
   Total                    2,790        3,181        3,199

Net (loss) income:
  Private passenger        (2,986)      (3,862)       2,759
  Commercial auto         (10,715)      (4,600)      (2,182)
  Other                    (1,485)         (78)         211
                         --------     --------     --------
    Total                $(15,186)    $ (8,540)    $    788
                         ========     ========     ========

Report of Independent Auditors

         ERNST & YOUNG LLP


         Board of Directors and Shareholders
         McM Corporation


         We have audited the accompanying consolidated balance sheets of McM Corporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of McM Corporation and subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


         Raleigh, North Carolina                ERNST & YOUNG LLP
         February 26, 1999

SCHEDULE 1 -- SUMMARY OF INVESTMENTS
McM CORPORATION AND SUBSIDIARIES
December 31, 1998



                                                                                                         AMOUNT
                                                                                                        SHOWN ON
                                                                                         MARKET          BALANCE
                     TYPE OF INVESTMENT                                  COST             VALUE           SHEET
                     ------------------                                 -------          -------         -------
                                                                                  (Thousands of dollars)
Securities Available-for-Sale
-----------------------------
Fixed Maturities:
Bonds
  Mortgage-backed securities                                            $ 2,013          $ 2,005         $ 2,005
  U.S. Government, government
    agencies and authorities                                             22,756           23,268          23,268
  Public utilities and other bonds                                          383              387             387
                                                                        -------          -------         -------

Total Fixed Maturities                                                   25,152           25,660          25,660

Equity Securities:
  Industrial, miscellaneous and other                                    18,093           21,969          21,969
                                                                        -------          -------         -------

Total Equity Securities                                                  18,093           21,969          21,969

Short-term investments                                                   11,572           11,572          11,572

                                                                        -------          -------         -------
                         Total Securities Available-for-Sale             54,817           59,201          59,201

Held-to-Maturity
----------------
  U.S. Government, government
    agencies and authorities                                              2,943            3,055           2,943
  States, municipalities and political
    subdivisions                                                            195              220             195

                                                                        -------          -------         -------
                           Total Securities Held-to-Maturity              3,138            3,275           3,138

                                                                        -------          -------         -------
                                           Total Investments            $57,955          $62,476         $62,339
                                                                        =======          =======         =======

SCHEDULE 2 - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS
McM CORPORATION (PARENT COMPANY)

(Thousands of dollars)



                                                                                                   December 31
                                                                                               1998           1997
                                                                                             -------        -------
ASSETS
   Fixed maturities available for sale                                                       $    37        $     0
   Short term investments                                                                         10             35
   Cash                                                                                          125            108
   Other assets                                                                                   33             99
                                                                                             -------        -------
                                                                                                 205            242

   Investments in wholly-owned subsidiaries
     at equity *                                                                              31,176         15,331
                                                                                             -------        -------
                                                              TOTAL ASSETS                   $31,381        $15,573
                                                                                             =======        =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Accrued expenses                                                                          $ 1,623        $ 1,619
   Income taxes payable to wholly-owned subsidiaries *                                           387            387
   Payable to wholly-owned subsidiaries *                                                        914            799
                                                                                             -------        -------
                                                                                               2,924          2,805

Redeemable Preferred Stock - Series B PIK                                                     26,000              0

Shareholders' Equity:
   Common stock                                                                                4,706          4,696
   Additional paid-in capital                                                                  1,540          1,530
   Unrealized gain (loss) on securities available-for-sale,
      including unrealized gain (loss) on securities
      held by subsidiaries: 1998 - $4,384 ; 1997 - ($471)                                      4,384           (471)
   Retained (deficit) earnings                                                                (8,173)         7,013
                                                                                             -------        -------

                                                TOTAL SHAREHOLDERS' EQUITY                     2,457         12,768
                                                                                             -------        -------

                                TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $31,381        $15,573
                                                                                             =======        =======


* Eliminated in consolidation
See notes to condensed financial information.

SCHEDULE 2 - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF OPERATIONS
McM CORPORATON (PARENT COMPANY)

(Thousands of dollars)



                                                                                            Year Ended December 31
                                                                                       1998           1997         1996
                                                                                     --------       -------       -----
INCOME
   Administrative charges to subsidiaries * - Note B                                 $    500       $   650       $ 650
   Realized investment income                                                              45          (135)          8
                                                                                     --------       -------       -----

                                                                                          545           515         658

General and administrative expenses                                                     1,723           932         893
                                                                                     --------       -------       -----

                                            LOSS BEFORE TAXES
                                  AND EQUITY IN UNDISTRIBUTED
                                         LOSS OF SUBSIDIARIES                          (1,178)         (416)       (235)

Income taxes (benefits)                                                                     0             0        (140)
                                                                                     --------       -------       -----

                          LOSS BEFORE EQUITY IN UNDISTRIBUTED
                                         LOSS OF SUBSIDIARIES                          (1,178)         (416)        (95)

Equity in undistributed loss of subsidiaries                                          (14,008)       (8,124)       (693)
                                                                                     --------       -------       -----

                                                 NET LOSS                            $(15,186)      $(8,540)      $(788)
                                                                                     ========       =======       =====

* Eliminated in consolidation.
See notes to condensed financial information.

SCHEDULE 2 - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS
McM CORPORATON (PARENT COMPANY)


(Thousands of dollars)


                                                                                         Year Ended December 31
                                                                                    1998           1997         1996
                                                                                  --------       -------       -----
OERATING ACTIVITIES
   Net Loss                                                                       $(15,186)      $(8,540)      $(788)

  Adjustments to reconcile net loss to net cash (used) provided by operating activities:
   Depreciation                                                                          2             1           4
   Equity in loss of subsidiaries                                                   14,008         8,124         693
   Other assets                                                                         66           (19)         33
   Other liabilities                                                                     4            57          53
   Income taxes payable to wholly-owned subsidiaries                                     0             0         182
   Payables to wholly-owned subsidiaries                                               115           181          69
   Adjustment to market value of fixed maturity                                        (37)          143           0
                                                                                  --------       -------       -----

                               CASH (USED) PROVIDED BY OPERATING ACTIVITIES         (1,028)          (53)        246

INVESTING ACTIVITIES
   Disposals of fixed maturities                                                         0             0          57
   Decrease (increase) in short-term investments                                        25            (5)        (30)
                                                                                  --------       -------       -----

                               CASH PROVIDED (USED) BY INVESTING ACTIVITIES             25            (5)         27

FINANCING ACTIVITIES
   Employee stock purchases                                                             20            59          15
   Cash dividends paid                                                                   0             0        (282)
   Preferred stock issuance                                                         26,000             0           0
   Purchase of wholly-owned subsidiaries' preferred stock                           (5,000)            0           0
   Capital contributed to wholly-owned subsidiaries                                (20,000)            0           0

                                                                                  --------       -------       -----
                                 CASH PROVIDED (USED) BY FINANCNG ACTIVITIES         1,020            59        (267)
                                                                                  --------       -------       -----
                                                            INCREASE IN CASH      $     17       $     1       $   6
                                                                                  ========       =======       =====


See notes to condensed financial information.

SCHEDULE 2 -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
NOTES TO CONDENSED FINANCIAL INFORMATION
McM CORPORATION (PARENT COMPANY)


The accompanying condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto of McM Corporation and Subsidiaries.


NOTE A -- Significant Accounting Policies

         In the parent company financial statements, the Company's investments in wholly-owned subsidiaries are stated at cost plus equity in undistributed earnings of the subsidiaries. McM is actively engaged through certain of its subsidiaries in the property and casualty insurance business.

NOTE B -- Administrative Charges

         During 1998 McM was compensated by its subsidiaries in the form of management fees for providing management support, planning assistance, financial reporting and investment services.

SCHEDULE 3 - REINSURANCE
McM CORPORATION AND SUBSIDIARIES
Year Ended December 31, 1998, 1997, and 1996



                                                  Premiums Earned
                                  ----------------------------------------------
                                                                                       Percentage
                                               Ceded to     Assumed                    of Amount
                                   Direct       Other      From Other      Net          Assumed
(Thousands of dollars)             Amount     Companies      Parties      Amount         to Net
                                  -------     ---------    ---------     -------       ----------


YEAR ENDED DECEMBER 31, 1998      $59,335      $20,127      $ 7,800      $47,008         16.59%
                                  =======      =======      =======      =======



YEAR ENDED DECEMBER 31, 1997      $65,205      $20,071      $10,573      $55,707         18.98%
                                  =======      =======      =======      =======



YEAR ENDED DECEMBER 31, 1996      $63,163      $21,714      $10,405      $51,854         20.07%
                                  =======      =======      =======      =======

SCHEDULE 4 - VALUATION AND QUALIFYING ACCOUNTS
McM CORPORATION AND SUBSIDIARIES


(Thousands of dollars)



                                                                                                   ADDITIONS

                                                                                  -------------------------------------------
                                                                                        (1)                       (2)
                                                                                     Charged to                Charged to
                                                                Balance at         (Recovery of)          (Recovery of) Other
                  DESCRIPTION                                Beginning of Period  Costs and Expenses       Accounts-Describe
                                                             -------------------  ------------------      -------------------

YEAR ENDED DECEMBER 31, 1998
    Deducted from asset account:
    Allowance for uncollectible accounts                                $    345             $(  316)                 $     0
    Deferred tax valuation allowance                                      34,117                   0                    2,323 (2)

  Included as liability account:
    Allowance for bad debts on liquidated reinsurers                        (242)              1,415                        0



YEAR ENDED DECEMBER 31, 1997
    Deducted from asset account:
    Allowance for uncollectible accounts                                $    345             $     0                  $     0
    Deferred tax valuation allowance                                      31,623                   0                    2,356 (2)

  Included as liability account:
    Allowance for bad debts on liquidated reinsurers                         158                 402                        0



YEAR ENDED DECEMBER 31, 1996
    Deducted from asset accounts:
    Allowance for uncollectible accounts                                $    345             $     0                  $     0
    Deferred tax valuation allowance                                      31,520                   0                      (77)(2)

  Included as liability account:
    Allowance for bad debts on liquidated reinsurers                       1,060                (150)                       0






                          Balance at End
                            of Period
Deductions-Describe       (Debit) Credit
-------------------       --------------


            $     0             $     29
              1,651               34,789


                444                  729




            $     0             $    345
               (138)(3)           34,117


                802                 (242)




            $     0             $    345
                180               31,263


                752                  158



(1) Write-off of paid recoverable balances for insolvent/liquidated reinsurers against provision established
(2) Increase (decrease) in deferred tax valuation account
(3) Change in deferred tax valuation account related to net appreciation (depreciation) in securities available-for-sale

SCHEDULE 5 - SUPPLEMENTAL INSURANCE INFORMATION
    PROPERTY/CASUALTY INSURANCE SUBSIDIARIES
YEAR ENDED DECEMBER 31, 1998, 1997 AND 1996




(Thousands of dollars)


                                                                                                            CLAIMS AND CLAIM
                                                                                                           ADJUSTMENT EXPENSES
                                          RESERVES FOR                                                      INCURRED RELATED TO
                             DEFERRED     UNPAID CLAIMS    DISCOUNT                                        --------------------
                              POLICY        AND CLAIM       IF ANY                                           (1)          (2)
                            ACQUISITION     ADJUSTMENT    DEDUCTED IN   UNEARNED    EARNED    INVESTMENT   CURRENT       PRIOR
                               COSTS         EXPENSES       RESERVES    PREMIUMS   PREMIUMS     INCOME      YEAR         YEAR
                            -----------   -------------   -----------   --------   --------   ----------   -------      -------

YEAR ENDED DECEMBER 31:

Net of Reinsurance

1998                             $2,407         $33,305            --    $ 7,946    $47,008       $2,516   $37,399      $ 7,086

1997                              2,802          29,159            --      9,363     55,707        2,985    42,243        5,774

1996                              3,992          26,532            --     13,857     51,854        3,159    37,651        1,559


Gross of Reinsurance
1998                             $2,407         $60,844            --    $10,793    $67,135       $2,516   $53,187      $ 6,649

1997                              2,802          57,283            --     15,676     75,778        2,985    54,266        8,616

1996                              3,992          55,300            --     17,925     73,568        3,159    52,711         (930)





     AMORTIZATION
      OF DEFERRED      PAID CLAIMS
        POLICY          AND CLAIM
      ACQUISITION      ADJUSTMENT       PREMIUMS
        COSTS           EXPENSES         WRITTEN
     ------------      -----------      --------






          $11,401          $40,339       $45,591

           10,332           45,390        51,214

            9,116           42,675        53,420



          $11,401          $56,275       $62,253

           10,332           60,898        73,529

            9,116           62,633        74,259
