Form 10-Q
period 1999-03-31
MCM CORP
filed 1999-05-17
CIK 275710

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C.


         (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended  March 31, 1999

                                       OR

         ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from          to


         Commission File Number: 0-8678


                                 McM Corporation
             (Exact name of registrant as specified in its charter)

         North Carolina                                   56-1171691
(State or other jurisdiction of               (IRS Employer Identification No.)
 incorporation of organization)

Box 12317, 702 Oberlin Road, Raleigh, North Carolina        27605
     (Address of principal executive office)             (Zip Code)

Registrant's telephone number, including area code   (919) 833-1600


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
         for the past 90 days.     Yes   X       No

         At March 31, 1999, 4,706,388 shares of Common Stock of the registrant were outstanding.

INDEX

McM CORPORATION AND SUBSIDIARIES


PART I.           FINANCIAL INFORMATION (Unaudited)

Item 1.           Financial Statements
                  Consolidated Balance Sheets -- March 31, 1999 and December 31, 1998

                  Consolidated Statements of Income --Three Months Ended March 31, 1999 and 1998

                  Consolidated Statements of Cash Flows -- Three Months Ended March 31, 1999 and 1998

                  Consolidated Statement of Changes in Shareholders' Equity -- March 31, 1999

                  Notes to Consolidated Financial Statements -- March 31, 1999

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

Item 3.           Default Upon Senior Securities

Item 4.           Submission of Matters to a Vote of Security Holders

Item 5.           Other Information

Item 6.           Exhibits and Reports on Form 8-K


SIGNATURES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
McM CORPORATION AND SUBSIDIARIES
    (Thousands of dollars)

                                                                                             MARCH 31        December 31
ASSETS                                                                                         1999             1998
                                                                                             ----------      -----------
Invested Assets:
  Securities available-for-sale, at fair value:
       Fixed maturities (amortized cost: 1999 - $24,448; 1998 - $25,152)                     $  24,681        $  25,660
       Equity securities (cost: 1999 - $19,336, 1998 - $18,093)                                 23,825           21,969
  Fixed maturities held-to-maturity, at amortized cost
      (fair value: 1999 - $3,140; 1998 - $3,275)                                                 3,045            3,138
  Short-term investments                                                                         8,213           11,572
                                                                                             ---------        ---------

                                                                                                59,764           62,339

Cash                                                                                             5,528            8,120
Accrued investment income                                                                          587              579
Premiums receivable                                                                              7,970            6,660
Reinsurance balances recoverable on:
      Paid losses and settlement expenses                                                        4,536            3,090
      Reserves for losses and settlement expenses                                               26,423           27,539
      Unearned premiums                                                                          2,500            2,847
Deferred policy acquisition costs                                                                2,720            2,407
Equipment, at cost less accumulated depreciation
    (1999 - $2,204; 1998 - $2,153)                                                               1,622            1,639
Other assets                                                                                     5,044            2,515
                                                                                             ---------        ---------

                                             TOTAL ASSETS                                    $ 116,694        $ 117,735
                                                                                             =========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY

  Reserves for losses and settlement expenses                                                $  57,621        $  60,844
  Unearned premiums                                                                             11,443           10,793
  Other policyholder funds                                                                       5,789            5,881
  Amounts payable to reinsurers                                                                  3,411            3,233
  Accrued expenses                                                                               9,122            8,527
                                                                                             ---------        ---------

                                             TOTAL LIABILITIES                                  87,386           89,278

Redeemable Preferred Stock - Series B PIK                                                       26,468           26,000

Shareholders' equity:
  Common Stock, par value $1 per share - authorized 1999 and 1998 - 10,000,000 shares;
      issued and outstanding:  1999 and 1998 - 4,706,388 shares                                  4,706            4,706
  Additional paid-in capital                                                                     1,540            1,540
  Accumulated other comprehensive income                                                         4,722            4,384
  Retained deficit                                                                              (8,128)          (8,173)
                                                                                             ---------        ---------

                                             TOTAL SHAREHOLDERS' EQUITY                          2,840            2,457
                                                                                             ---------        ---------

                                             TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $ 116,694        $ 117,735
                                                                                             =========        =========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
McM CORPORATION AND SUBSIDIARIES
  (Thousands of dollars, except per share data)

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31
                                                              ------------------------
                                                                1999            1998
                                                              --------        --------
REVENUES
  Premiums earned                                             $ 14,361        $ 18,113
  Premiums ceded                                                (4,010)         (7,418)
                                                              --------        --------

  Net premiums earned                                           10,351          10,695

  Investment income, less investment expenses:
     (1999 - $109; 1998 - $91)                                     559             627
Realized investment gains                                        1,149              17
Other income                                                       105             130
                                                              --------        --------

                                        TOTAL REVENUES          12,164          11,469



LOSSES AND EXPENSES
  Losses and settlement expenses                                 9,629          11,706
  Losses and settlement expenses ceded                          (2,051)         (4,732)
                                                              --------        --------

  Net losses and settlement expenses                             7,578           6,974

  Underwriting, acquisition and administrative expenses          4,072           4,390
                                                              --------        --------

                             TOTAL LOSSES AND EXPENSES          11,650          11,364
                                                              --------        --------

                                            NET INCOME        $    514        $    105
                                                              ========        ========


PER SHARE DATA:
  Net income  per share - basic                               $   0.11        $   0.02
                                                              ========        ========

  Net income  per share - assuming dilution                   $   0.11        $   0.02
                                                              ========        ========


  Dividends per share declared by McM                         $   0.00        $   0.00
                                                              ========        ========



See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)
MCM CORPORATION AND SUBSIDIARIES
   (Thousands of dollars)

                                                                                                  THREE MONTHS ENDED
                                                                                                       MARCH 31
                                                                                               ----------------------
                                                                                                 1999           1998
                                                                                               -------        -------
OPERATING ACTIVITIES
  Net income                                                                                   $   733        $   105

  Adjustments to reconcile net income to net cash used by operating activities:
    Policy liabilities                                                                          (2,665)        (2,366)
    Premiums receivable                                                                         (1,310)        (1,016)
    Accrued investment income                                                                       (8)          (190)
    Net receivable from reinsurers                                                                 195         (2,317)
    Amortization of deferred policy acquisition costs                                            2,471          1,876
    Policy acquisition costs deferred                                                           (2,784)        (2,298)
    Other                                                                                       (2,496)         1,293
                                                                                               -------        -------
                                                   CASH USED BY OPERATING ACTIVITIES            (5,864)        (4,913)

INVESTING ACTIVITIES

  Securities available-for-sale:
     Purchases                                                                                  (4,700)        (2,051)
     Sales                                                                                       5,072          5,039
  Securities held-to-maturity:
     Maturities                                                                                     95              0
  Purchases  of property and equipment                                                            (554)          (107)
  Decrease  in short-term investments                                                            3,359          2,940
                                                                                               -------        -------
                                                   CASH PROVIDED BY INVESTING ACTIVITIES         3,272          5,821

FINANCING ACTIVITIES

   Employee Stock Purchases                                                                          0              3
   Cash dividends paid                                                                               0              0
                                                                                               -------        -------
                                                   CASH PROVIDED BY FINANCING ACTIVITIES             0              3

                                                                                               -------        -------
                                                   INCREASE (DECREASE) IN CASH                 ($2,592)       $   911
                                                                                               =======        =======

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED) McM CORPORATION AND SUBSIDIARIES
    (Thousands of dollars)

                                                                                  Accumulated
                                                                                     Other
                                                 Common           Paid-in        Comprehensive       Retained
                                                  Stock           Capital           Income           Deficit            Total
                                            ----------------------------------------------------------------------------------
BALANCES AT JANUARY 1, 1999                     $4,706            $1,540             $4,384          ($8,173)           $2,457

Activity for 1999:

Comprehensive Income:
  Net income                                                                                             733               514
  Change in unrealized gains on securities                                             (195)                               338
                                                                                                                         -----
Comprehensive income                                                                                                       852

Dividends on PIK Preferred Stock                                                                        (469)             (469)
                                            ----------------------------------------------------------------------------------
BALANCES AT MARCH 31, 1999                      $4,706            $1,540              $4,189          ($7,909)          $2,840
                                            ==================================================================================

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
McM Corporation and Subsidiaries
March 31, 1999


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

         For further information regarding the significant accounting policies, refer to the consolidated financial statements and footnotes thereto included in McM's annual report on Form 10-K for the year ended December 31, 1998.

NOTE B -- INCOME TAXES

         No provision for income taxes has been recognized by the Company because of the utilization of net losses or tax return net operating loss carryforwards.

NOTE C -- STOCK OPTION PLAN AND EARNINGS PER SHARE

         Basic earnings per share are based on the weighted-average number of common shares outstanding during the year. The weighted-average number of common shares outstanding was 4,706,388 and 4,696,479 at March 31, 1999, and March 31, 1998, respectively. Diluted earnings per share were computed assuming that the weighted-average number of shares was increased by the conversion of fixed awards (employee stock options). The diluted per share computations reflect a change in the number of common shares outstanding (the "denominator") to include the number of additional shares that would have been outstanding if the potentially dilutive shares had been issued. In each period presented, net income or loss, the numerator, is the same for both basic and dilutive per share computations. The denominator was also unchanged for the periods presented.

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

NOTE E --  SEGMENT INFORMATION

         The major focus of McM Corporation and its property and casualty insurance subsidiaries is providing commercial insurance protection to the trucking industry including cargo, liability and physical damage coverages and the personal automobile market providing liability and physical damage coverages. The Company , therefore, has two segments: commercial automobile and private passenger automobile. The segments are each managed separately because their insurance products are tailored to meet the specific needs of their respective clientele.

         The Company does not account for assets on a segment basis and does not prepare segment information as to operations by segment until after the filing of the quarterly statements. Revenues of each segment as of March 31, 1999 and 1998 are as follows:

                                 March 31
                            1999           1998
                        ------------------------
Net premiums earned:
  Private passenger      $ 1,520         $   774
  Commercial auto          8,831           9,921
                         -------         -------
  Total                  $10,351         $10,695

MANAGEMENT'S DISCUSSION AND ANALYSIS
McM Corporation and Subsidiaries


Review of Operations

         Unaudited results for the three months ended March 31, 1999, reflect net income of $514,000 or basic net income of $.11 per share, compared to net income of $105,000 or basic net income of $.02 per share for the first three months of 1998. Consolidated gross revenues for the first three months of 1999 totalled $12,273,000 compared to $11,560,000 for the same period in 1998. Included in gross revenues for the first quarter of 1999 are realized investment gains of approximately $1.1 million compared to $17,000 for the same period last year.

         Shareholders' equity at March 31, 1999, totalled $2,840,000 or $.60 per share compared to $2,457,000 or $.52 per share at December 31, 1998. Consolidated assets totalled $116,694,000 at March 31, 1999, compared to $117,735,000 at December 31, 1998.

         Total net premium revenues were basically unchanged for the first three months of 1999 totalling $10,351,000 compared to $10,695,000 for the same period in 1998. This flat trend in net premiums continues to reflect highly competitive and price sensitive market conditions in both the commercial and private passenger auto market sectors experienced by the insurance industry for the last several years.

         Consolidated underwriting results for 1999 are in line with management's expectations and reflect the Company's decision to significantly strengthen overall loss reserves and loss ratios at year end 1998. The claims and loss settlement expense ratio (the "loss ratio") showed an 8.0 percentage point increase when compared to the same period in 1998. The loss ratio was 73.2% at March 31, 1999, compared to 65.2% at March 31, 1998. Development of prior year's loss reserves was approximately $317,000 all of which was related to the Company's participation in involuntary pools and other residual market mechanisms in which McM's property and casualty subsidiaries are required to participate by the various states in which they write business. The ratio of underwriting, acquisition and administrative expenses (including the provision for bad debts of liquidated reinsurers) decreased approximately 1.7 percentage points to 39.3% at March 31, 1999, compared to 41.0% at March 31, 1998.

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

         The year 2000 project, as it relates to all of the Company's main computer platforms, was completed and fully operational on July 1, 1998. The Company continues to replace peripheral hardware and software such as personal computers, telecommunications and spreadsheet software with Year 2000 compliant products. The Company remains on target to correct all remaining Year 2000 related problem products well ahead of December 31, 1999. The Company is devoting all resources necessary to resolve any remaining Year 2000 issues in a timely manner and believes the Year 2000 will pose no significant threat to its operations.

Liquidity and Capital Resources

         Consolidated gross investment income excluding realized investment gains showed a modest decline for the first three months of 1999 totalling $668,000 compared to $718,000 for the same period in 1998. This decline in investment income reflects a $2.6 million decline in invested assets to $59.8 million at March 31, 1999, compared to $62.3 million at December 31, 1998. The decline in invested assets is primarily attributable to reduced premium writings and the settlement of claims.

         Cash used by operating activities totalled $5.9 million for the first three months of 1999 compared to $4.9 million for the same period of 1998. Operating cash outflows for 1999 continue to be affected by increased settlement of claims related liabilities. Reserves for losses and settlement expenses declined approximately $3.2 million during the quarter to $57.6 million compared to $60.8 million at December 31, 1998.

         The Company maintains a mix of high-quality investments that provide adequate returns, while limiting credit risk and providing necessary levels of liquidity to meet projected expenditures. Cash and invested assets totalled $65.3 million and $70.5 million at March 31, 1999, and December 31, 1998, respectively.

McM CORPORATION AND SUBSIDIARIES

PART II

Item 1.           Legal Proceedings.

         1) Reference is hereby made to Note D of the Consolidated Financial Statements provided in Part I, Item 1 of this Form 10-Q.

Items 2 - 6.      Nothing to report.

         EX-27    Financial Data Schedule (for SEC use only)

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     McM Corporation
                                     --------------------------------
                                     (Registrant)




                                      /s/ STEPHEN L. STEPHANO
                                     --------------------------------
                                     Stephen L. Stephano
                                     President and
                                     Chief Operating Officer
May 17, 1999


                                      /s/  KEVIN J. HAMM
                                     --------------------------------
                                     Kevin J. Hamm
                                     Vice President
                                     and Chief Financial Officer