Form 10-Q
period 1999-06-30
MCM CORP
filed 1999-08-16
CIK 275710

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C.


         (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended  June 30, 1999
                                         -------------

                                       OR

         ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from          to
                                        --------    --------

         Commission File Number: 0-8678
                                 --------------

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

At June 30, 1999, 4,701,929 shares of Common Stock of the registrant were outstanding.

INDEX

McM CORPORATION AND SUBSIDIARIES


PART I.   FINANCIAL INFORMATION (Unaudited)

Item 1.   Financial Statements
          Consolidated Balance Sheets -- June 30, 1999 and
          December 31, 1998

          Consolidated Statements of Income --Six and Three Months Ended June 30, 1999 and 1998

          Consolidated Statements of Cash Flows -- Six Months
          Ended June 30, 1999 and 1998

          Consolidated Statement of Changes in Shareholders' Equity -- June 30, 1999

          Notes to Consolidated Financial Statements -- June 30, 1999

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations



PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

Item 2.   Changes in Securities

Item 3.   Default Upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K


SIGNATURES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
McM CORPORATION AND SUBSIDIARIES
    (Thousands of dollars)

                                                                                                 June 30            December 31
ASSETS                                                                                             1999                 1998
                                                                                             ----------------    -----------------

Invested Assets:
  Securities available-for-sale, at fair value:
       Fixed maturities (amortized cost: 1999 - $25,605; 1998 - $25,152)                             $25,373              $25,660
       Equity securities (cost: 1999 - $21,451, 1998 - $18,093)                                       30,399               21,969
  Fixed maturities held-to-maturity, at amortized cost
      (fair value: 1999 - $1,722; 1998 - $3,275)                                                       1,661                3,138
  Short-term investments                                                                               8,577               11,572
                                                                                             ----------------    -----------------

                                                                                                      66,010               62,339

Cash                                                                                                  10,375                8,120
Accrued investment income                                                                                602                  579
Premiums receivable                                                                                    7,722                6,660
Reinsurance balances recoverable on:
      Paid losses and settlement expenses                                                              4,073                3,090
      Reserves for losses and settlement expenses                                                     25,393               27,539
      Unearned premiums                                                                                2,353                2,847
Deferred policy acquisition costs                                                                      2,722                2,407
Equipment, at cost less accumulated depreciation
    (1999 - $2,206; 1998 - $2,153)                                                                     1,948                1,639
Other assets                                                                                           1,863                2,515
                                                                                             ----------------    -----------------

                                                                                TOTAL ASSETS        $123,061             $117,735
                                                                                             ================    =================

LIABILITIES AND SHAREHOLDERS' EQUITY

  Reserves for losses and settlement expenses                                                        $54,792              $60,844
  Unearned premiums                                                                                   11,496               10,793
  Other policyholder funds                                                                             5,871                5,881
  Amounts payable to reinsurers                                                                        3,219                3,233
  Accrued expenses                                                                                    14,251                8,527
                                                                                             ----------------    -----------------

                                                                           TOTAL LIABILITIES          89,629               89,278

Redeemable Preferred Stock - Series B PIK                                                             27,251               26,000

Shareholders' equity:
  Common Stock, par value $1 per share - authorized 1999 and 1998 - 10,000,000 shares;
      issued and outstanding:  1999 - 4,701,929 and 1998 - 4,706,388 shares                            4,702                4,706
  Additional paid-in capital                                                                           1,528                1,540
  Accumulated other comprehensive income                                                               8,716                4,384
  Retained deficit                                                                                    (8,765)              (8,173)
                                                                                             ----------------    -----------------

                                                                  TOTAL SHAREHOLDERS' EQUITY           6,181                2,457
                                                                                             ----------------    -----------------

                                                  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $123,061             $117,735
                                                                                             ================    =================


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
McM CORPORATION AND SUBSIDIARIES
  (Thousands of dollars, except per share data)

                                                                    Six Months Ended                  Three Months Ended
                                                                        June 30                             June 30
                                                          -----------------------------------   -----------------------------------
                                                               1999                 1998             1999                  1998
                                                          -----------------------------------   -----------------------------------
REVENUES
  Premiums earned                                               $28,571              $36,129          $14,210              $18,016
  Premiums ceded                                                 (7,715)             (10,440)          (3,705)              (3,022)
                                                          -----------------------------------   -----------------------------------

  Net premiums earned                                            20,856               25,689           10,505               14,994

  Investment income, less investment expenses:
     ($218 and $178 for the six months ended June 30, 1999
     and 1998, and $109 and $87 for the three months
     ended June 30, 1999 and 1998)                                1,164                1,234              605                  607
Realized investment gains                                         1,578                   17              429                    0
Other income                                                        202                  240               97                  110
                                                          -----------------------------------   -----------------------------------

                                        TOTAL REVENUES           23,800               27,180           11,636               15,711


LOSSES AND EXPENSES
  Losses and settlement expenses                                 21,180               28,225           11,551               16,519
  Losses and settlement expenses ceded                           (5,779)             (11,082)          (3,728)              (6,350)
                                                          -----------------------------------   -----------------------------------

  Net losses and settlement expenses                             15,401               17,143            7,823               10,169

  Underwriting, acquisition and administrative expenses           7,778               10,030            3,706                5,640
  Provision for bad debts on liquidated reinsurers                  (40)                 174              (40)                 174
                                                          -----------------------------------   -----------------------------------

                             TOTAL LOSSES AND EXPENSES           23,139               27,347           11,489               15,983
                                                          -----------------------------------   -----------------------------------

                                      NET INCOME (LOSS)            $661                ($167)            $147                ($272)
                                                          ===================================   ===================================


PER SHARE DATA:
  Net income (loss) per share                                     $0.14               ($0.04)           $0.03               ($0.06)
                                                          ===================================   ===================================

  Net income (loss) per share - assuming dilution                 $0.14               ($0.04)           $0.03               ($0.06)
                                                          ===================================   ===================================


  Dividends per share declared by McM                             $0.00                $0.00            $0.00                $0.00
                                                          ===================================   ===================================


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)
MCM CORPORATION AND SUBSIDIARIES
   (Thousands of dollars)

                                                                                                   Six Months Ended
                                                                                                       June 30
                                                                                          -----------------------------------
                                                                                               1999               1998
                                                                                          ---------------    ----------------
OPERATING ACTIVITIES
  Net income (loss)                                                                                 $661               ($167)

  Adjustments to reconcile net income to net cash used
       by operating activities:
    Policy liabilities                                                                            (5,359)             (2,953)
    Premiums receivable                                                                           (1,062)                259
    Accrued investment income                                                                        (23)                (52)
    Net receivable from reinsurers                                                                 1,643              (4,532)
    Amortization of deferred policy acquisition costs                                              4,956               6,329
    Policy acquisition costs deferred                                                             (5,271)             (6,428)
    Other                                                                                          3,722               1,791
                                                                                          ---------------    ----------------

                         CASH (USED) BY OPERATING ACTIVITIES                                        (733)             (5,753)

INVESTING ACTIVITIES

  Securities available-for-sale:
     Purchases                                                                                   (10,310)            (12,593)
     Sales                                                                                         9,524               5,237
     Maturities                                                                                      325                  86
  Securities held-to-maturity:
     Maturities                                                                                    1,480                   0
  Purchases of property and equipment                                                             (1,009)               (216)
  Decrease in short-term investments                                                               2,995               9,551
                                                                                          ---------------    ----------------

                         CASH PROVIDED BY INVESTING ACTIVITIES                                     3,005               2,065

FINANCING ACTIVITIES

   Employee stock purchases                                                                            0                  13
   Certificates of contribution                                                                        0               5,000
   Purchase of outstanding common shares                                                             (17)                  0
                                                                                          ---------------    ----------------

                         CASH (USED) PROVIDED BY FINANCING ACTIVITIES                                (17)              5,013
                                                                                          ---------------    ----------------
                                                     INCREASE IN CASH                             $2,255              $1,325
                                                                                          ===============    ================

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED) McM CORPORATION AND SUBSIDIARIES
    (Thousands of dollars)

                                                                                  Accumulated
                                                                                     Other
                                                 Common           Paid-in        Comprehensive       Retained
                                                  Stock           Capital           Income           Deficit            Total
                                            ----------------------------------------------------------------------------------

BALANCES AT JANUARY 1, 1999                       $4,706           $1,540            $4,384          ($8,173)           $2,457

Activity for 1999:

Comprehensive Income:
  Net income                                                                                             661               661
  Change in unrealized gains on securities                                            4,332                              4,332

                                                                                                             -----------------
Comprehensive income                                                                                                     4,993

Repurchase of common stock                            (4)             (12)                                                 (16)

Dividends on PIK Preferred Stock                                                                      (1,253)           (1,253)

                                            ----------------------------------------------------------------------------------
BALANCES AT JUNE 30, 1999                         $4,702           $1,528            $8,716          ($8,765)           $6,181
                                            ==================================================================================


See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
McM Corporation and Subsidiaries
June 30, 1999


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

NOTE C -- STOCK OPTION PLAN AND EARNINGS PER SHARE

         Basic earnings per share are based on the weighted-average number of common shares outstanding during the year. The weighted-average number of common shares outstanding was 4,704,128 and 4,696,479 at June 30, 1999 and 1998, respectively. Diluted earnings per share were computed assuming that the weighted-average number of shares was increased by the conversion of fixed awards (employee stock options). The diluted per share computations reflect a change in the number of common shares outstanding (the "denominator") to include the number of additional shares that would have been outstanding if the potentially dilutive shares had been issued. In each period presented, net income or loss, the numerator, is the same for both basic and dilutive per share computations. The denominator was also unchanged for the periods presented.

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

         The Company does not account for assets on a segment basis and does not prepare segment information as to operations by segment until after the filing of the quarterly statements. Revenues of each segment as of June 30, 1999 and 1998 are as follows:

                                 June 30
                            1999           1998
                        ---------------------------


Net premiums earned:
  Private passenger      $ 3,533         $ 2,605
  Commercial auto         17,323          23,084
                         --------        --------
  Total                  $20,856         $25,689

MANAGEMENT'S DISCUSSION AND ANALYSIS
McM Corporation and Subsidiaries


Review of Operations

         Unaudited results for the six months ended June 30, 1999, reflect net income of $661,000 or basic net income of $.14 per share, compared to a net loss of $167,000 or a basic net loss of $.04 per share for the first six months of 1998. Consolidated gross revenues for the first six months of 1999 totalled $24,018,000 compared to $27,358,000 for the same period in 1998. Realized investment gains of $$1,578,000 were included in gross revenues for the first six months of 1999 compared to $17,000 for the same period in 1998.

         Shareholders' equity at June 30, 1999, totalled $6,181,000 or $1.31 per share compared to $2,457,000 or $.52 per share at December 31, 1998. Included in shareholders' equity were unrealized gains in the Company's investment portfolio totalling $8,716,000 and $4,384,000 at June 30, 1999, and December 31, 1998,
respectively. Consolidated assets totalled $123,061,000 at June 30, 1999, compared to $117,735,000 at December 31, 1998.

         Total net premium revenues for the first six months of 1999 totalled $20,856,000 compared to $25,689,000 for the same period in 1998. This decrease in net premiums reflects a $5.0 million overall decline in the Company's gross written premiums when compared to the those for the first six months of 1998. The reduction in premium writings for 1999 continues to reflect highly competitive and price sensitive market conditions in both the commercial and private passenger auto market sectors experienced by the insurance industry for the last several years.

         Consolidated underwriting results for 1999 are in line with management's expectations and reflect the Company's decision to significantly strengthen overall loss reserves and loss ratios at year end 1998. The claims and loss settlement expense ratio (the "loss ratio") showed a 7.1 percentage point increase when compared to the same period in 1998. The loss ratio was 73.8% at June 30, 1999, compared to 66.7% at June 30, 1998. Development of prior year's loss reserves was approximately $531,000 most of which was related to the Company's participation in involuntary pools and other residual market mechanisms in which McM's property and casualty subsidiaries are required to participate by the various states in which they write business. The ratio of underwriting, acquisition and administrative expenses (including the provision for bad debts of liquidated reinsurers) to net earned premium decreased approximately 2.6 percentage points to 37.1% at June 30, 1999, compared to 39.7% at June 30, 1999.

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

         The year 2000 project, as it relates to all of the Company's main computer platforms, was completed and fully operational on July 1, 1998. The Company continues to replace peripheral hardware and software such as personal computers, telecommunications and spreadsheet software with Year 2000 compliant products. The Company remains on target to resolve all remaining Year 2000 noncompliant products well ahead of December 31, 1999. The Company is devoting all resources necessary to address any remaining Year 2000 issues in a timely manner and believes the Year 2000 will pose no significant threat to its operations.

Liquidity and Capital Resources

         Consolidated gross investment income excluding realized investment gains showed a modest decline for the first six months of 1999 totalling $1,382,000 compared to $1,412,000 for the same period in 1998.

         Cash used by operating activities totalled $733,000 for the first six months of 1999 compared to $5.8 million for the same period of 1998. Operating cash outflows for 1999 were affected by the decline in premium writings discussed above and the settlement of prior years' claims related liabilities. Reserves for losses and settlement expenses declined approximately $6.0 million during 1999 to $54.8 million compared to $60.8 million at December 31, 1998.

         The Company maintains a mix of high-quality investments that provide adequate returns, while limiting credit risk and providing necessary levels of liquidity to meet projected expenditures. Cash and invested assets totalled $76.4 million and $70.5 million at June 30, 1999 and December 31, 1998, respectively.

McM CORPORATION AND SUBSIDIARIES

PART II

Item 1.                    Legal Proceedings.

                  1) Reference is hereby made to Note D of the Consolidated Financial Statements provided in Part I,
                           Item 1 of this Form 10-Q.

Items 2 - 4.               Nothing to report.

Item 5.                    Other Information.

                  1) On April 1, 1999, the Company announced an offer to purchase the issued and outstanding shares of its "odd lot" shareholders, that is, those shareholders who own less than 100 shares of McM common stock. For more information regarding this matter see
                           Form 8-K filed by the Company on April 14, 1999.

Item 6.                    Exhibits and Reports on Form 8-K.

                           27      Financial Data Schedule (for SEC use only).

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          McM Corporation
                                     ---------------------------
                                           (Registrant)




                                      /s/ STEPHEN L. STEPHANO
                                     ---------------------------
                                     Stephen L. Stephano
                                     President and
                                     Chief Operating Officer
August 16, 1999


                                      /s/  KEVIN J. HAMM
                                     ---------------------------
                                     Kevin J. Hamm
                                     Vice President
                                     and Chief Financial Officer