Form 10-Q
period 1999-09-30
MCM CORP
filed 1999-11-15
CIK 275710

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C.


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999
                                               ------------------
                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________


                         Commission File Number: 0-8678
                                                 ------

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
                                                     --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At September 30, 1999, 4,700,910 shares of Common Stock of the registrant were outstanding.

INDEX

McM CORPORATION AND SUBSIDIARIES


PART I.  FINANCIAL INFORMATION (Unaudited)

Item 1.  Financial Statements
         Consolidated Balance Sheets -- September 30, 1999 and
         December 31, 1998

         Consolidated Statements of Income --Nine and Three Months Ended September 30, 1999 and 1998

         Consolidated Statements of Cash Flows -- Nine Months
         Ended September 30, 1999 and 1998

         Consolidated Statement of Changes in Shareholders' Equity -- September 30, 1999

         Notes to Consolidated Financial Statements -- September 30, 1999

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Default Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
McM CORPORATION AND SUBSIDIARIES
    (Thousands of dollars)

                                                                                                     SEPTEMBER 30     December 31
ASSETS                                                                                                    1999            1998
                                                                                                       ---------       ---------

Invested Assets:
  Securities available-for-sale, at fair value:
      Fixed maturities (amortized cost: 1999 - $23,874; 1998 - $25,152)                                $  23,495       $  25,660
      Equity securities (cost: 1999 - $28,361; 1998 - $18,093)                                            34,419          21,969
  Fixed maturities held-to-maturity, at amortized cost
      (fair value: 1999 - $3,652; 1998 - $3,275)                                                           3,582           3,138
  Short-term investments                                                                                   8,731          11,572
                                                                                                       ---------       ---------

                                                                                                          70,227          62,339

Cash                                                                                                       9,377           8,120
Accrued investment income                                                                                    639             579
Premiums receivable                                                                                        8,149           6,660
Reinsurance balances recoverable on:
      Paid losses and settlement expenses                                                                  2,174           3,090
      Reserves for losses and settlement expenses                                                         24,415          27,539
      Unearned premiums                                                                                    2,394           2,847
Deferred policy acquisition costs                                                                          2,868           2,407
Equipment, at cost less accumulated depreciation
    (1999 - $2,600; 1998 - $2,153)                                                                         1,983           1,639
Other assets                                                                                               2,492           2,515
                                                                                                       ---------       ---------

                                                                                     TOTAL ASSETS      $ 124,718       $ 117,735
                                                                                                       =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY

  Reserves for losses and settlement expenses                                                          $  53,161       $  60,844
  Unearned premiums                                                                                       12,071          10,793
  Other policyholder funds                                                                                 6,229           5,881
  Amounts payable to reinsurers                                                                            3,106           3,233
  Accrued expenses                                                                                        19,356           8,527
                                                                                                       ---------       ---------

                                                                                TOTAL LIABILITIES         93,923          89,278

Redeemable Preferred Stock - Series B PIK                                                                 28,066          26,000

Shareholders' equity:
  Common Stock, par value $1 per share - authorized 1999 and 1998 -
      10,000,000 shares; issued and outstanding:  1999 - 4,700,910
      and 1998 - 4,706,388 shares                                                                          4,701           4,706
  Additional paid-in capital                                                                               1,525           1,540
  Accumulated other comprehensive income                                                                   5,679           4,384
  Retained deficit                                                                                        (9,176)         (8,173)
                                                                                                       ---------       ---------

                                                                       TOTAL SHAREHOLDERS' EQUITY          2,729           2,457
                                                                                                       ---------       ---------

                                                       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $ 124,718       $ 117,735
                                                                                                       =========       =========


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
McM CORPORATION AND SUBSIDIARIES
 (Thousands of dollars, except per share data)

                                                                    Nine Months Ended              Three Months Ended
                                                                       September 30                   September 30
                                                                  -----------------------       -----------------------
                                                                    1999           1998           1999           1998
                                                                  --------       --------       --------       --------
REVENUES
  Premiums earned                                                 $ 43,106       $ 52,184       $ 14,535       $ 16,055
  Premiums ceded                                                   (11,346)       (15,419)        (3,631)        (4,979)
                                                                  --------       --------       --------       --------

  Net premiums earned                                               31,760         36,765         10,904         11,076

  Investment income, less investment expenses:
     ($331 and $267 for the nine months ended September 30,
       1999 and 1998, and $113 and $89 for the three months
       ended September 30, 1999 and 1998)                            1,633          1,820            469            586
Realized investment gains                                            2,641             17          1,063              0
Other income                                                           293            326             91             86
                                                                  --------       --------       --------       --------

                                             TOTAL REVENUES         36,327         38,928         12,527         11,748


LOSSES AND EXPENSES
  Losses and settlement expenses                                    32,321         42,577         11,141         14,352
  Losses and settlement expenses ceded                              (8,593)       (16,034)        (2,814)        (4,952)
                                                                  --------       --------       --------       --------

  Net losses and settlement expenses                                23,728         26,543          8,327          9,400

  Underwriting, acquisition and administrative expenses             11,550         14,557          3,772          4,527
  Provision for bad debts on liquidated reinsurers                     (16)           595             24            421
                                                                  --------       --------       --------       --------

                                  TOTAL LOSSES AND EXPENSES         35,262         41,695         12,123         14,348
                                                                  --------       --------       --------       --------

                                           NET INCOME (LOSS)      $  1,065       ($ 2,767)      $    404       ($ 2,600)
                                                                  ========       ========       ========       ========


PER SHARE DATA:
  Net income (loss) per share                                     $   0.23       ($  0.59)      $   0.09       ($  0.55)
                                                                  ========       ========       ========       ========

  Net income (loss) per share - assuming dilution                 $   0.23       ($  0.59)      $   0.09       ($  0.55)
                                                                  ========       ========       ========       ========


  Dividends per share declared by McM                             $   0.00       $   0.00       $   0.00       $   0.00
                                                                  ========       ========       ========       ========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)
McM CORPORATION AND SUBSIDIARIES
 (Thousands of dollars)

                                                                          NINE MONTHS ENDED
                                                                             SEPTEMBER 30
                                                                     -------------------------
                                                                       1999             1998
                                                                     --------         --------
OPERATING ACTIVITIES
  Net income (loss)                                                  $  1,065         ($ 2,767)

  Adjustments to reconcile net income (loss) to net cash used by operating activities:
    Policy liabilities                                                 (6,057)          (4,205)
    Premiums receivable                                                (1,489)            (138)
    Accrued investment income                                             (60)            (290)
    Net receivable from reinsurers                                      4,365           (3,578)
    Amortization of deferred policy acquisition costs                   7,661            8,998
    Policy acquisition costs deferred                                  (8,122)          (8,894)
    Other                                                               9,927            1,535
                                                                     --------         --------

         CASH PROVIDED (USED) BY OPERATING ACTIVITIES                   7,290           (9,339)

INVESTING ACTIVITIES

  Securities available-for-sale:
     Purchases                                                        (18,986)         (12,593)
     Sales                                                              9,222            5,683
     Maturities                                                           325               86
  Securities held-to-maturity:
     Maturities                                                         1,800                0
  Purchases of property and equipment                                  (1,215)            (356)
  Decrease in short-term investments                                    2,841           12,950
                                                                     --------         --------

         CASH (USED) PROVIDED BY INVESTING ACTIVITIES                  (6,013)           5,770

FINANCING ACTIVITIES

   Employee stock purchases                                                 0               21
   Certificates of contribution                                             0            5,000
   Purchase of outstanding common shares                                  (20)               0
                                                                     --------         --------

         CASH (USED) PROVIDED BY FINANCING ACTIVITIES                     (20)           5,021

                                                                     --------         --------
                             INCREASE IN CASH                        $  1,257         $  1,452
                                                                     ========         ========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED) McM CORPORATION AND SUBSIDIARIES
    (Thousands of dollars)

                                                                                    Accumulated
                                                                                       Other
                                                       Common         Paid-in      Comprehensive      Retained
                                                        Stock         Capital          Income          Deficit          Total
                                                   -----------------------------------------------------------------------------
BALANCES AT JANUARY 1, 1999                           $4,706            $1,540          $4,384         ($8,173)          $2,457

Activity for 1999:

Comprehensive Income:
  Net income                                                                                             1,065            1,065
  Change in unrealized gains on securities                                               1,295                            1,295

                                                                                                                       ---------
Comprehensive income                                                                                                      2,360

Repurchase of common stock                                (5)              (15)                                             (20)

Dividends on PIK Preferred Stock                                                                        (2,068)          (2,068)

                                                   -----------------------------------------------------------------------------
BALANCES AT SEPTEMBER 30, 1999                        $4,701            $1,525          $5,679         ($9,176)          $2,729
                                                   =============================================================================

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
McM Corporation and Subsidiaries
September 30, 1999


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

         For further information regarding the significant accounting policies, refer to the consolidated financial statements and footnotes thereto-included in McM's annual report on Form 10-K for the year ended December 31, 1998.


NOTE B -- INCOME TAXES

         No provision for income taxes has been recognized by the Company because of the utilization of net losses or tax return net operating loss carryforwards.

NOTE C -- STOCK OPTION PLAN AND EARNINGS PER SHARE

         Basic earnings per share are based on the weighted-average number of common shares outstanding during the year. The weighted-average number of common shares outstanding was 4,700,910 and 4,701,556 at September 30, 1999 and 1998, respectively. Diluted earnings per share were computed assuming that the weighted-average number of shares was increased by the conversion of fixed awards (employee stock options). The diluted per share computations reflect a change in the number of common shares outstanding (the "denominator") to include the number of additional shares that would have been outstanding if the potentially dilutive shares had been issued. In each period presented, net income or loss, the numerator, is the same for both basic and dilutive per share computations. The denominator was also unchanged for the periods presented.

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

NOTE E --  SEGMENT INFORMATION

         The major focus of McM Corporation and its property and casualty insurance subsidiaries is providing commercial insurance protection to the trucking industry including cargo, liability and physical damage coverages and the personal automobile market providing liability and physical damage coverages. The Company, therefore, has two segments: commercial automobile and private passenger automobile. The segments are each managed separately because their insurance products are tailored to meet the specific needs of their respective clientele.

         The Company does not account for assets on a segment basis and does not prepare segment information as to operations by segment until after the filing of the quarterly statements. Revenues of each segment for the nine months ended September 30, 1999 and 1998 are as follows:

                              September 30
                           1999            1998
                         ------------------------

Net premiums earned:
  Private passenger      $ 4,745         $ 4,616
  Commercial auto         27,015          32,149
                         -------         --------
  Total                  $31,760         $36,765

MANAGEMENT'S DISCUSSION AND ANALYSIS
McM Corporation and Subsidiaries


Review of Operations

         Unaudited results for the nine months ended September 30, 1999, reflect net income of $1,065,000 or basic net income of $.23 per share, compared to a net loss of $2,767,000 or a basic net loss of $.59 per share for the first nine months of 1998. Consolidated gross revenues for the first nine months of 1999 totalled $36,658,000 compared to $39,195,000 for the same period in 1998. Realized investment gains of $2,641,000 were included in gross revenues for the first nine months of 1999 compared to $17,000 for the same period in 1998.

         Shareholders' equity at September 30, 1999, totalled $2,729,000 or $.58 per share compared to $2,457,000 or $.52 per share at December 31, 1998. Included in shareholders' equity were unrealized gains in the Company's investment portfolio totalling $5,679,000 and $4,384,000 at September 30, 1999, and December 31, 1998, respectively. Consolidated assets totalled $124,718,000 at September 30, 1999, compared to $117,735,000 at December 31, 1998.

         Total net premium revenues for the first nine months of 1999 totalled $31,760,000 compared to $36,765,000 for the same period in 1998. This decrease in net premiums reflects a $5.1 million overall decline in the Company's gross written premiums when compared to those for the first nine months of 1998. The reduction in premium writings for 1999 continues to reflect highly competitive and price sensitive market conditions in both the commercial and private passenger auto market sectors experienced by the insurance industry for the last several years. In addition, the Company has reduced its private passenger auto premium writings while it focuses on converting this business to new computerized premium rating and policy administration systems designed to provide better customer service and more efficient operations. Commercial premium writings totalled $38.0 million for the nine months ended September 30, 1999, compared to $39.7 million for the same period last year. Private passenger premium writings totalled $6.8 million and $10.2 million for the nine months periods ended September 30, 1999 and 1998, respectively.

         Consolidated underwriting results for 1999 are in line with management's expectations and reflect the Company's decision to significantly strengthen overall loss reserves and loss ratios at year end 1998. The claims and loss settlement expense ratio (the "loss ratio") showed a 2.5 percentage point increase when compared to the same period in 1998. The loss ratio was 74.7% at September 30, 1999, compared to 72.2% at September 30, 1998. Current accident year loss reserves for commercial auto liability were strengthened slightly in the third quarter of 1999 by approximately $310,000. Development of prior year's loss reserves was approximately $577,000, all of which was related to the Company's participation in involuntary pools and other residual market mechanisms in which McM's property and casualty subsidiaries are required to participate by the various states in which they write business. The ratio of underwriting, acquisition and administrative expenses (including the provision for bad debts of liquidated reinsurers) to net earned premium decreased approximately 4.9 percentage points to 36.3% at September 30, 1999, compared to 41.2% at September 30, 1998.

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

         The Year 2000 project, as it relates to all of the Company's main computer platforms, was completed and fully operational on July 1, 1998. The Company continues to replace peripheral hardware and software such as personal computers, telecommunications and spreadsheet software with Year 2000 compliant products. The Company remains on target to resolve all remaining Year 2000 noncompliant products. The Company is devoting all resources necessary to address any remaining Year 2000 issues in a timely manner and believes the year 2000 will pose no significant threat to its operations.

Liquidity and Capital Resources

         Consolidated gross investment income excluding realized investment gains showed a modest decline for the first nine months of 1999 totalling $2.0 million compared to $2.1 for the same period in 1998.

         Cash from operating activities for the first nine months of 1999 showed considerable improvement when compared to the same period in 1998 with an increase in cash totalling $7.3 million compared to a decrease in cash of $9.3 million for the same period of 1998. Operating cash flows for 1999 were favorably impacted by an investment management agreement entered into by the Company and its affiliate, IAT Reinsurance Syndicate Ltd. For the first nine months of 1999 this agreement resulted in a $9.0 million realized investment gain which was largely offset by investment management fee of $8.4 million payable to IAT. This investment management fee was not paid at September 30, 1999, but reflected as an accrued expense. Operating cash flows were adversely affected by the decline in premium writings discussed previously and the settlement of prior year claim liabilities. Reserves for losses and settlement expenses declined approximately $7.7 million during 1999 to $53.1 million compared to $60.8 million at December 31, 1998.

         The Company maintains a mix of high-quality fixed-maturity investments that provide adequate returns, while limiting credit risk and providing necessary levels of liquidity to meet projected expenditures. In addition, the Company maintains an equity investment portfolio to diversify overall investment risk and maximize total investment returns. Cash and invested assets totalled $79.6 million and $70.4 million at September 30, 1999 and December 31, 1998, respectively.

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



                                          McM Corporation
                                     ---------------------------
                                           (Registrant)




                                     /s/ STEPHEN L. STEPHANO
                                     ---------------------------
                                     Stephen L. Stephano
                                     President and
                                     Chief Operating Officer
November 15, 1999


                                     /s/  KEVIN J. HAMM
                                     ---------------------------
                                     Kevin J. Hamm
                                     Vice President
                                     and Chief Financial Officer